Form 10-K
period 1996-12-31
SLM FUNDING CORP
filed 1997-04-11
CIK 949114

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

(Mark One)

         [x]     Annual report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (Fee required)

         For the fiscal year ended    December 31, 1996      or
                                   -------------------------

         [ ]     Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
(No fee required)

        For the transition period from                    to
                                      -------------------    ------------------

    Commission file numbers        33-95474, 333-2502
                            -------------------------------------------------

                          SLM FUNDING CORPORATION*
-----------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)
             (*formerly known as Sallie Mae Funding Corporation)
          (originator of the Sallie Mae Student Loan Trust 1995-1,
                  the Sallie Mae Student Loan Trust 1996-1,
                     the SLM Student Loan Trust 1996-2,
                     the SLM Student Loan Trust 1996-3,
                   and the SLM Student Loan Trust 1996-4)


        Delaware                                         23-2815650
-------------------------------------------     -------------------------------
  (State of Other Jurisdiction of                        (I.R.S. Employer
  Incorporation or Organization)                         Identification No.)


  777 Twin Creek Drive Killeen, Texas                    76543
-------------------------------------------     -------------------------------
  (Address of Principal Executive Offices)               (Zip Code)

                               (817) 554 4500
-------------------------------------------------------------------------------
            (Registrant's Telephone Number, Including Area Code)


    Securities registered pursuant to Section 12(b) of the Act:  None

    Securities registered pursuant to Section 12(g) of the Act:  None

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes       X        No
                                               -------------     ----------
    No documents are incorporated by reference into this Form 10-K.

    State the aggregate market value of the voting stock held by non-affiliates of the Registrant: None.


                                  Page 1 of 8
                        Exhibit Index appears on Page 8

             This Annual Report on Form 10-K is filed in reliance upon (1) certain no-action letters issued by the Office of Chief Counsel, Division of Corporate Finance of the Securities and Exchange Commission stating that the Division will not object if periodic reports filed by the registrant pursuant to Sections 13 and 15(d) of the Securities and Exchange Act of 1934 are filed in the manner set forth in such letters and the requests for such letters and (2) the Registrant's filing letter accompanying the Registrant's Current Reports on Form 8-K filed with the Commission on or about January 26, 1996, March 12, 1996, April 25, 1996, July 31, 1996 and October 29,
         1996 in which the Registrant described the manner in which it intended to file such periodic reports.

                                    PART I.

ITEM 2.  PROPERTIES

         The property of the Sallie Mae Student Loan Trust 1995-1, the Sallie Mae Student Loan Trust 1996-1, the SLM Student Loan Trust 1996-2, the SLM Student Loan Trust 1996-3 and the SLM Student Loan Trust 1996-4 (collectively, the "Trusts") consist solely of pools of education loans to students and parents of students made under the Federal Family Education Loan Program, all funds collected in respect thereof and monies on deposit in certain trust accounts. For more information regarding the property of the Trusts, see the Annual Statements of Compliance (the "Annual Statements of Compliance") required by Section 3.2 of the Administration Agreements (the "Administration Agreements"), dated as of October 26, 1995, March 6, 1996, April 26, 1996, July 9, 1996 and October 3, 1996, by and among the respective Trusts, the Student Loan Marketing Association (the "Administrator"), Chase Manhattan Bank USA, National Association, not in its individual capacity but solely as Trustee (the "Eligible Lender Trustee"), Sallie Mae Servicing Corporation (the "Servicer"), SLM Funding Corporation (the "Registrant") and Bankers Trust Company, not in its individual capacity but solely as Indenture Trustee (the "Indenture Trustee"), attached as Exhibit 19.1 hereto.


ITEM 3.  LEGAL PROCEEDINGS.

         The Registrant knows of no material pending legal proceedings involving the Registrant or its property.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         Nothing to report.





                                  Page 2 of 8
                        Exhibit Index appears on Page 8

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         At December 31, 1996, the Registrant was a beneficial owner of the Trusts' Floating Rate Student Loan-Backed Certificates ("Certificates"), and there was one (1) registered holder of the Certificates, CEDE & Co., as nominee of The Depository Trust Company ("DTC"). There were seventeen (17) persons registered on the books of DTC as record owners of Certificates. There is no established trading market for the Certificates.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Nothing to report.

                                   PART III.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         At December 31, 1996, the Certificates held by the Registrant were registered in the name of CEDE and Co., as nominee of DTC. The books of DTC indicate that nineteen (19) participant institutions are the record owners of more than 5% of the Certificates.

---------------------------------------------------------------------------
       (1)                     (2)                 (3)             (4)

      Title of Class        Name and           Amount and       Percent of
                           Address of          Nature of          Class
                           Beneficial          Beneficial
                              Owner             Ownership
---------------------------------------------------------------------------


SALLIE MAE STUDENT LOAN TRUST 1995-1
CUSIP 795452AC5  $35,000,000

          Floating Rate                 Chase Manhattan Bank                     $14,650,000 principal           41.86%
             Student Loan-              One Chase Manhattan Plaza                amount of certificates
             Backed Certificates        3B-Proxy Dept
                                        New York, NY  10081

          Floating Rate                 SSB-Custodian                            $18,500,000 principal           52.86%
             Student Loan-              c/o ADP Proxy Services                   amount of certificates
             Backed Certificates        51 Mercedes Way
                                        Edgewood, NY  11717

SALLIE MAE STUDENT LOAN TRUST 1996-1
CUSIP 795452AF8  $52,500,000

         Floating Rate                  Chase Manhattan Bank                 $25,000,000 principal               47.62%
             Student Loan-              One Chase Manhattan Plaza            amount of certificates
             Backed Certificates        3B-Proxy Dept
                                        New York, NY  10081

          Floating Rate                 Chase/Chemical Bank                  $25,000,000 principal               47.62%
             Student Loan-              Auto Settle Dept                     amount of certificates
             Backed Certificates        4 New York Plaza
                                        4th Floor
                                        New York, NY 10004

SLM STUDENT LOAN TRUST 1996-2
CUSIP 78442GAC0  $53,030,000

         Floating Rate                   Bank of New York                    $3,000,000 principal                  5.66%
             Student Loan-               925 Patterson Plank Rd              amount of certificates
             Backed Certificates         Secaucus, NJ 07094

          Floating Rate                  Boston Safe Deposit & Trust Co      $23,000,000 principal                43.37%
             Student Loan-               c/o ADP Proxy Services              amount of certificates
             Backed Certificates         51 Mercedes Way
                                         Edgewood, NY 11717

         Floating Rate                   Chase/Chemical Bank                 $21,499,000 principal                40.54%
             Student Loan-               Auto Settle Dept                    amount of certificates
             Backed Certificates         4 New York Plaza
                                         4th Floor
                                         New York, NY 10004

         Floating Rate                   Citibank, N.A.                      $5,000,000 principal                  9.43%
             Student Loan-               111 Wall Street                     amount of certificates
             Backed Certificates         20th Floor, Zone 9
                                         New York, NY 10043

SLM STUDENT LOAN TRUST 1996-3
CUSIP 78442GAF3  $52,750,000

         Floating Rate                   Boston Safe Deposit & Trust Co      $12,000,000 principal                22.75%
             Student Loan-               c/o ADP Proxy Services              amount of certificates
             Backed Certificates         51 Mercedes Way
                                         Edgewood, NY 11717

          Floating Rate                  Chase/Chemical Bank                 $19,000,000 principal                36.02%
             Student Loan-               Auto Settle Dept                    amount of certificates
             Backed Certificates         4 New York Plaza
                                         4th Floor
                                         New York, NY 10004

         Floating Rate                   Citibank, N.A.                      $5,000,000 principal                  9.48%
             Student Loan-               111 Wall Street                     amount of certificates
             Backed Certificates         20th Floor, Zone 9
                                         New York, NY 10043

         Floating Rate                   Huntington National Bank            $5,500,000 principal                 10.43%
             Student Loan-               41 South High Street, 10th Fl       amount of certificates
             Backed Certificates         Columbus, OH 43287

         Floating Rate                   NBD Bank, N.A.                      $3,000,000 principal                  5.69%
             Student Loan-               611 Woodward Ave                    amount of certificates
             Backed Certificates         Detroit, MI 48226

         Floating Rate                   SSB-Custodian                       $3,000,000 principal                  5.69%
             Student Loan-               c/o ADP Proxy Services              amount of certificates
             Backed Certificates         51 Mercedes Way
                                         Edgewood, NY  11717

SLM STUDENT LOAN TRUST 1996-4
CUSIP 78442GAJ5  $52,700,000

         Floating Rate                   Boston Safe Deposit & Trust Co      $8,000,000 principal                 15.18%
             Student Loan-               c/o ADP Proxy Services              amount of certificates
             Backed Certificates         51 Mercedes Way
                                         Edgewood, NY 11717

         Floating Rate                   Chase/Chemical Bank                 $10,000,000 principal                18.98%
             Student Loan-               Auto Settle Dept                    amount of certificates
             Backed Certificates         4 New York Plaza
                                         4th Floor
                                         New York, NY 10004

         Floating Rate                   Citibank, N.A.                      $4,000,000 principal                  7.60%
             Student Loan-               111 Wall Street                     amount of certificates
             Backed Certificates         20th Floor, Zone 9
                                         New York, NY 10043

         Floating Rate                   Custodial Trust Company             $14,300,000 principal                27.13%
             Student Loan-               101 Carnegie Center                 amount of certificates
             Backed Certificates         Princeton, NJ 08540

         Floating Rate                   NBD Bank, N.A.                      $9,473,000 principal                 17.97%
             Student Loan-               611 Woodward Ave                    amount of certificates
             Backed Certificates         Detroit, MI 48226

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Nothing to Report.

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) Exhibits. The following documents are filed as part of this Annual Report on Form 10-K:

               Designation                       Description
               -----------                       -----------
              Exhibit 19.1               Annual Statements of Compliance

              Exhibit 19.2               Annual Independent Certified Public
                                         Accountant's Report

         (b) Reports on Form 8-K. Current Reports on Form 8-K filed with the Commission on or about January 26, 1996, March 12, 1996, April 25, 1996, July 31, 1996 and October 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: April 10, 1997

                                             SLM FUNDING CORPORATION


                                             By:    /s/ Denise B. McGlone
                                                   ----------------------------

                                             Name:  Denise B. McGlone

                                             Title: President and Director

                              INDEX TO EXHIBITS


                                                               Sequentially
Exhibit                                                          Numbered
Number                    Exhibit                                  Page
------                    -------                              ------------
19.1                Annual Statements of Compliance

19.2                Annual Independent Certified Public
                    Accountant's Report