Form 10-K
period 1997-12-31
SLM FUNDING CORP
filed 1998-03-31
CIK 949114

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                                                  DRAFT 3/26/98

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 (Fee required)
    For the fiscal year ended December 31, 1997 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 (No fee required)
    For the transition period from     to

             COMMISSION FILE NUMBERS 33-95474, 333-2502, 333-24949

                           SLM FUNDING CORPORATION*
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
              (FORMERLY KNOWN AS SALLIE MAE FUNDING CORPORATION)*
           (ORIGINATOR OF THE SALLIE MAE STUDENT LOAN TRUST 1995-1,
                   THE SALLIE MAE STUDENT LOAN TRUST 1996-1,
                      THE SLM STUDENT LOAN TRUST 1996-2,
                      THE SLM STUDENT LOAN TRUST 1996-3,
                      THE SLM STUDENT LOAN TRUST 1996-4,
                      THE SLM STUDENT LOAN TRUST 1997-1,
                      THE SLM STUDENT LOAN TRUST 1997-2,
                      THE SLM STUDENT LOAN TRUST 1997-3,
                    AND THE SLM STUDENT LOAN TRUST 1997-4)

               DELAWARE                              23-2815650
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)


  777 TWIN CREEK DRIVE KILLEEN, TEXAS                   76543
    (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
               OFFICES)

                                (817) 554-4500
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  This Annual Report on Form 10-K is filed in reliance upon (1) certain no-action letters issued by the Office of Chief Counsel, Division of Corporate Finance of the Securities and Exchange Commission stating that the Division will not object if periodic reports filed by the registrant pursuant to Sections 13 and 15(d) of the Securities and Exchange Act of 1934 are filed in the manner set forth in such letters and the requests for such letters and (2) the Registrant's filing letter accompanying the Registrant's Current Report on Form 8-K filed with the Commission on or about November 6, 1995 in which the Registrant described the manner in which it intended to file such periodic reports.

                                    PART I.

ITEM 2. PROPERTIES.

  The property of the Sallie Mae Student Loan Trust 1995-1, the Sallie Mae Student Loan Trust 1996-1, the SLM Student Loan Trust 1996-2, the SLM Student Loan Trust 1996-3, the SLM Student Loan Trust 1996-4, the SLM Student Loan Trust 1997-1, the SLM Student Loan Trust 1997-2, the SLM Student Loan Trust 1997-3 and the SLM Student Loan Trust 1997-4 (collectively, the "Trusts") consist solely of pools of education loans to students and parents of students made under the Federal Family Education Loan Program, all funds collected in respect thereof and monies on deposit in certain trust accounts. For more information regarding the property of the Trusts, see the Annual Statements of Compliance (the "Annual Statements of Compliance") attached as Exhibit 19.1 hereto, required by Section 3.2 of the Administration Agreements (the "Administration Agreements"), dated as of October 26, 1995, March 6, 1996, April 26, 1996, July 9, 1996, October 3, 1996 and March 20, 1997, by and among the respective Trusts, the Student Loan Marketing Association (the "Administrator"), Chase Manhattan Bank USA, National Association, not in its individual capacity but solely as Trustee (the "Eligible Lender Trustee"), Sallie Mae Servicing Corporation (the "Servicer"), SLM Funding Corporation (the "Registrant") and Bankers Trust Company, not in its individual capacity but solely as Indenture Trustee (the "Indenture Trustee") and the Master Administration Agreement, dated as of May 1, 1997, between the Registrant and the Administrator.

ITEM 3. LEGAL PROCEEDINGS.

  The Registrant knows of no material pending legal proceedings involving the Registrant or its property.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Nothing to report.

                                   PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  At December 31, 1997, the Registrant was a beneficial owner of the Trusts' Floating Rate Student Loan-Backed Certificates ("Certificates"), and there was one (1) registered holder of the Certificates, CEDE & Co., as nominee of The Depository Trust Company ("DTC"). There were sixteen (16) persons registered on the books of DTC as record owners of Certificates. There is no established trading market for the Certificates.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Nothing to report.

                                   PART III.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  At December 31, 1997, the Certificates held by the Registrant were registered in the name of CEDE and Co., as nominee of DTC. The books of DTC indicate that sixteen (16) participant institutions are the record owners of more than 5% of the Certificates.


     (1)                      (2)                           (3)              (4)
  TITLE OF              NAME AND ADDRESS             AMOUNT AND NATURE    PERCENT OF
    CLASS             OF BENEFICIAL OWNER         OF BENEFICIAL OWNERSHIP   CLASS
  --------            -------------------         ----------------------- ----------
SALLIE MAE STUDENT LOAN TRUST 1995-1
CUSIP 795452AC5 $35,000,000
Floating Rate  Chase Manhattan Bank                $14,650,000              41.86%
 Student       One Chase Manhattan Plaza           principal
 Loan-Backed   3B-Proxy Dept                       amount of
  Certificates New York, NY 10081                  certificates

Floating Rate  SSB-Custodian                       $18,500,000              52.86%
 Student       c/o ADP Proxy Services              principal
 Loan-Backed   51 Mercedes Way                     amount of
  Certificates Edgewood, NY 11717                  certificates

SALLIE MAE STUDENT LOAN TRUST 1996-1
CUSIP 795452AF8 $52,500,000
Floating Rate  Chase Manhattan Bank                $25,000,000              47.62%
 Student       One Chase Manhattan Plaza           principal
 Loan-Backed   3B-Proxy Dept                       amount of
  Certificates New York, NY 10081                  certificates

Floating Rate  Chase/Chemical Bank                 $25,000,000              47.62%
 Student       Auto Settle Dept                    principal
 Loan-Backed   4 New York Plaza                    amount of
  Certificates 4th Floor                           certificates
               New York, NY 10004

SLM STUDENT LOAN TRUST 1996-2
CUSIP 78442GAC0 $53,030,000
Floating Rate  Bank of New York                    $3,000,000                5.66%
 Student       925 Patterson Plank Rd              principal
 Loan-Backed   Secaucus, NJ 07094                  amount of
  Certificates                                     certificates

Floating Rate  Boston Safe Deposit & Trust Co      $23,000,000              43.37%
 Student       c/o ADP Proxy Services              principal
 Loan-Backed   51 Mercedes Way                     amount of
  Certificates Edgewood, NY 11717                  certificates

Floating Rate  Chase/Chemical Bank                 $21,499,000              40.54%
 Student       Auto Settle Dept                    principal
 Loan-Backed   4 New York Plaza                    amount of
  Certificates 4th Floor                           certificates
               New York, NY 10004

Floating Rate  Citibank, N.A.                      $5,000,000                9.43%
 Student       111 Wall Street                     principal
 Loan-Backed   20th Floor, Zone 9                  amount of
  Certificates New York, NY 10043                  certificates



     (1)                      (2)                           (3)              (4)
  TITLE OF              NAME AND ADDRESS             AMOUNT AND NATURE    PERCENT OF
    CLASS             OF BENEFICIAL OWNER         OF BENEFICIAL OWNERSHIP   CLASS
  --------            -------------------         ----------------------- ----------
SLM STUDENT LOAN TRUST 1996-3
CUSIP 78442GAF3 $52,750,000
Floating Rate  Boston Safe Deposit & Trust Co      $12,000,000              22.75%
 Student       c/o ADP Proxy Services              principal
 Loan-Backed   51 Mercedes Way                     amount of
  Certificates Edgewood, NY 11717                  certificates

Floating Rate  Chase/Chemical Bank                 $19,000,000              36.02%
 Student       Auto Settle Dept                    principal
 Loan-Backed   4 New York Plaza                    amount of
  Certificates 4th Floor                           certificates
               New York, NY 10004

Floating Rate  Citibank, N.A.                      $5,000,000                9.48%
 Student       111 Wall Street                     principal
 Loan-Backed   20th Floor, Zone 9                  amount of
  Certificates New York, NY 10043                  certificates

Floating Rate  Huntington National Bank            $5,500,000               10.43%
 Student       41 South High Street, 10th Fl       principal
 Loan-Backed   Columbus, OH 43287                  amount of
  Certificates                                     certificates

Floating Rate  NBD Bank, N.A.                      $3,000,000                5.69%
 Student       611 Woodward Ave                    principal
 Loan-Backed   Detroit, MI 48226                   amount of
  Certificates                                     certificates

Floating Rate  SSB-Custodian                       $3,000,000                5.69%
 Student       c/o ADP Proxy Services              principal
 Loan-Backed   51 Mercedes Way                     amount of
  Certificates Edgewood, NY 11717                  certificates

SLM STUDENT LOAN TRUST 1996-4
CUSIP 78442GAJ5 $52,700,000
Floating Rate  Boston Safe Deposit & Trust Co      $8,000,000               15.18%
 Student       c/o ADP Proxy Services              principal
 Loan-Backed   51 Mercedes Way                     amount of
  Certificates Edgewood, NY 11717                  certificates

Floating Rate  Chase/Chemical Bank                 $10,000,000              18.98%
 Student       Auto Settle Dept                    principal
 Loan-Backed   4 New York Plaza                    amount of
  Certificates 4th Floor                           certificates
               New York, NY 10004

Floating Rate  Citibank, N.A.                      $4,000,000                7.60%
 Student       111 Wall Street                     principal
 Loan-Backed   20th Floor, Zone 9                  amount of
  Certificates New York, NY 10043                  certificates

Floating Rate  Custodial Trust Company             $14,300,000              27.13%
 Student       101 Carnegie Center                 principal
 Loan-Backed   Princeton, NJ 08540                 amount of
  Certificates                                     certificates

Floating Rate  NBD Bank, N.A.                      $9,473,000               17.97%
 Student       611 Woodward Ave                    principal
 Loan-Backed   Detroit, MI 48226                   amount of
  Certificates                                     certificates



     (1)                       (2)                                  (3)              (4)
  TITLE OF               NAME AND ADDRESS                    AMOUNT AND NATURE    PERCENT OF
    CLASS              OF BENEFICIAL OWNER                OF BENEFICIAL OWNERSHIP   CLASS
  --------             -------------------                ----------------------- ----------
SLM STUDENT LOAN TRUST 1997-1
CUSIP 78442GAM8 $71,800,000
Floating Rate  Bankers Trust Company                           $6,000,000.00         8.36%
 Student       c/o BT Services Tennessee Inc.
 Loan-Backed   648 Grassmere Park Drive
  Certificates Nashville, TN 37211

Floating Rate  Boston Safe Deposit & Trust Co.                $35,800,000.00        49.86%
 Student       c/o Mellon Bank N.A.
 Loan-Backed   Three Mellon Bank Center Rm 153-3015
  Certificates Pittsburgh, PA 15259

Floating Rate  Chase Manhattan Bank/Chemical                  $12,000,000.00        16.71%
 Student       4 New York Plaza
 Loan-Backed   Proxy Department, 13th Floor
  Certificates New York, NY 10004

Floating Rate  Huntington National Bank                        $5,500,000.00         7.66%
 Student       Proxy Department
 Loan-Backed   41 South High Street
  Certificates Columbus, OH 43287

Floating Rate  J.P. Morgan Securities, Inc.--Asset Backed      $6,500,000.00         9.05%
 Student       60 Wall Street, 6th Floor
 Loan-Backed   New York, NY 10260-0060
  Certificates

Floating Rate  The Northern Trust Company                      $6,000,000.00         8.36%
 Student       801 S. Canal C-In
 Loan-Backed   Chicago, IL 60607
  Certificates

SLM STUDENT LOAN TRUST 1997-2
CUSIP 78442GAQ9 $87,450,000
Floating Rate  The Bank of New York                           $14,000,000.00        16.01%
 Student       925 Patterson Plank Rd.
 Loan-Backed   Secaucus, NJ 07094
  Certificates

Floating Rate  Bankers Trust Company                          $30,000,000.00        34.31%
 Student       c/o BT Services Tennessee Inc.
 Loan-Backed   Nashville, TN 37211
  Certificates

Floating Rate  Boston Safe Deposit & Trust Co.                 $9,450,000.00        10.81%
 Student       c/o Mellon Bank N.A.
 Loan-Backed   Three Mellon Bank Center Rm 153-3015
  Certificates

Floating Rate  Chase Manhattan Bank/Chemical                  $13,000,000.00        14.87%
 Student       4 New York Plaza
 Loan-Backed   Proxy Department, 13th Floor
  Certificates New York, NY 10004

Floating Rate  J.P. Morgan Securities, Inc.--Asset Backed      $5,000,000.00         5.72%
 Student       60 Wall Street, 6th Floor
 Loan-Backed   New York, NY 10260-0060
  Certificates



     (1)                       (2)                            (3)              (4)
  TITLE OF               NAME AND ADDRESS              AMOUNT AND NATURE    PERCENT OF
    CLASS              OF BENEFICIAL OWNER          OF BENEFICIAL OWNERSHIP   CLASS
  --------             -------------------          ----------------------- ----------
Floating Rate  The Northern Trust Company                $7,000,000.00         8.00%
 Student       801 S. Canal C-In
 Loan-Backed   Chicago, IL 60607
  Certificates

Floating Rate  SSB-Custodian                             $8,000,000.00         9.15%
 Student       Global Corp. Action Dept JAB5W
 Loan-Backed   P.O. Box 1631
  Certificates Boston, MA 02105-1631

SLM STUDENT LOAN TRUST 1997-3
CUSIP 78442GAT3 $90,150,000
Floating Rate  The Bank of New York                     $13,150,000.00        14.59%
 Student       925 Patterson Plank Rd.
 Loan-Backed   Secaucus, NJ 07094
  Certificates

Floating Rate  Bankers Trust Company                    $12,200,000.00        13.53%
 Student       c/o BT Services Tennessee, Inc.
 Loan-Backed   648 Grassmere Park Drive
  Certificates Nashville, TN 37211

Floating Rate  Boston Safe Deposit & Trust Co.          $24,800,000.00        27.51%
 Student       c/o Mellon Bank N.A.
 Loan-Backed   Three Mellon Bank Center Rm 153-3015
  Certificates Pittsburgh, PA 15259

Floating Rate  Custodial Trust Company                  $12,200,000.00        13.53%
 Student       101 Carnegie Center
 Loan-Backed   Princeton, NJ 08540
  Certificates

Floating Rate  Huntington National Bank                  $4,850,000.00         5.38%
 Student       Proxy Department
 Loan-Backed   41 South High Street
  Certificates Columbus, OH 43287

Floating Rate  The Northern Trust Company                $6,600,000.00         7.32%
 Student       801 S. Canal C-In
 Loan-Backed   Chicago, IL 60607
  Certificates

Floating Rate  PNC Bank, NA                              $7,150,000.00         7.93%
 Student       1835 Market Street
 Loan-Backed   11 Penn Center, 15th Floor
  Certificates Philadelphia, PA 19103

Floating Rate  SSB-Custodian                             $6,900,000.00         7.65%
 Student       Global Corp. Action Dept JAB5W
 Loan-Backed   P.O. Box 1631
  Certificates Boston, MA 02105-1631

SLM STUDENT LOAN TRUST 1997-4
CUSIP 78442GAW6 $89,900,000
Floating Rate   Custodial Trust Company                 $89,900,000.00       100.00%
 Student        101 Carnegie Center
 Loan-Backed    Princeton, NJ 08540
  Certificates


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Nothing to Report.

                                   PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) Exhibits. The following documents are filed as part of this Annual Report on Form 10-K:

     DESIGNATION                           DESCRIPTION
     -----------                           -----------
      Exhibit 19.1   Annual Statements of Compliance
      Exhibit 19.2   Annual Independent Certified Public Accountant's Report

  (b) Reports on Form 8-K. Current Reports on Form 8-K were filed during the last quarter of the period covered by this report with the Commission on or about November 3, 1997, November 6, 1997 and December 4, 1997 in connection with a quarterly Distribution Date, certain computational materials and the closing of SLM Student Loan Trust 1997-4, respectively.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED HEREUNTO DULY AUTHORIZED.

Dated: March 30, 1998

                                          SLM Funding Corporation


                                          By:       /s/ Mark G. Overend
                                              ---------------------------------
                                            NAME: MARK G. OVEREND
                                            TITLE: PRESIDENT

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE
              ---------                        -----                 ----

         /s/ Mark G. Overend           President and            March 30, 1998
-------------------------------------   Director (Principal
           MARK G. OVEREND              Executive Officer)

         /s/ J. Lance Franke           Chief Financial          March 30, 1998
-------------------------------------   Officer and
           J. LANCE FRANKE              Director (Principal
                                        Financial Officer)

       /s/ William M.E. Rachal         Treasurer and            March 30, 1998
-------------------------------------   Controller
         WILLIAM M.E. RACHAL            (Principal
                                        Accounting Officer)

        /s/ Paul N. Schwartz           Director                 March 30, 1998
-------------------------------------
          PAUL N. SCHWARTZ

         /s/ Douglas Johnson           Director                 March 30, 1998
-------------------------------------
           DOUGLAS JOHNSON