Form 10-K
period 1998-12-31
SLM FUNDING CORP
filed 1999-03-30
CIK 949114

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

     /X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998 or
                                                         -----------------
     /_/  Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 For the transition period from        to
                                                             --------  --------

                             SLM FUNDING CORPORATION
                             -----------------------
                formerly known as SALLIE MAE FUNDING CORPORATION
             (Exact name of registrant as specified in its charter)
            (Originator of the Sallie Mae Student Loan Trust 1995-1,
                    the Sallie Mae Student Loan Trust 1996-1,
                       the SLM Student Loan Trust 1996-2,
                       the SLM Student Loan Trust 1996-3,
                       the SLM Student Loan Trust 1996-4,
                       the SLM Student Loan Trust 1997-1,
                       the SLM Student Loan Trust 1997-2,
                       the SLM Student Loan Trust 1997-3,
                       the SLM Student Loan Trust 1997-4,
                       the SLM Student Loan Trust 1998-1
                     and the SLM Student Loan Trust 1998-2)

            DELAWARE          33-95474/333-2502/333-24949/333-44465       23-2815650
----------------------------  -------------------------------------  -------------------
(State or other Jurisdiction     (Commission File Numbers)            (I.R.S. employer
     of Incorporation)                                               Identification No.)

                              777 TWIN CREEK DRIVE
                              KILLEEN, TEXAS 76543
                              --------------------
                    (Address of principal executive offices)

                                 (817) 554-4500
               Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     X         No
                                             --------------   --------------

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


                                     PART I.

ITEM 2. PROPERTIES.

The property of the Sallie Mae Student Loan Trust 1995-1, the Sallie Mae Student Loan Trust 1996-1, the SLM Student Loan Trust 1996-2, the SLM Student Loan Trust 1996-3, the SLM Student Loan Trust 1996-4, the SLM Student Loan Trust 1997-1, the SLM Student Loan Trust 1997-2, the SLM Student Loan Trust 1997-3, the SLM Student Loan Trust 1997-4, the SLM Student Loan Trust 1998-1 and the SLM Student Loan Trust 1998-2 (collectively, the "Trusts") consists solely of pools of education loans to students and parents of students made under the Federal Family Education Loan Program, all funds collected in respect thereof and monies on deposit in certain trust accounts. For more information regarding the property of the Trusts, see the Annual Statements of Compliance (the "Annual Statements of Compliance") attached as Exhibit 19.1 hereto, required by Section
3.2 of (i) those certain Administration Agreements, dated as of October 26, 1995, March 6, 1996, April 26, 1996, July 9, 1996, October 3, 1996 and March 20,
1997, by and among the respective Trusts, the Student Loan Marketing Association (the "Administrator"), Chase Manhattan Bank USA, National Association, not in its individual capacity but solely as Trustee (the "Eligible Lender Trustee"), Sallie Mae Servicing Corporation (the "Servicer"), SLM Funding Corporation (the "Registrant") and Bankers Trust Company, not in its individual capacity but solely as Indenture Trustee (the "Indenture Trustee") and (ii) that certain Master Administration Agreement, dated as of May 1, 1997, between the Registrant and the Administrator, as variously amended or supplemented (collectively, the "Administration Agreements").

ITEM 3. LEGAL PROCEEDINGS.

The Registrant knows of no material pending legal proceedings involving the Registrant or its property.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Nothing to report.


                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

At December 31, 1998, the Registrant was a beneficial owner of the Trusts' Floating Rate Student Loan-Backed Certificates ("Certificates"), and there was one (1) registered holder of the Certificates, CEDE & Co., as nominee of The Depository Trust Company ("DTC"). There were thirty-six (36) persons registered on the books of DTC as record owners of Certificates. There is no established trading market for the Certificates.

ITEM 7.  OTHER RELATED EVENTS AND INFORMATION.

On February 1, 1999, President Clinton submitted his Fiscal Year 2000 budget proposal to Congress. The budget proposes achieving significant cost savings from the student loan programs, principally from the Federal Family Education Loan Program ("FFELP"). Among these proposals for student loan programs are:

     - Reinstatement of a lower rate for new Federal Direct Consolidation Loans. This variable rate (the 91-day Treasury bill rate plus 2.3% during repayment and 1.7% during in-school and grace periods) would apply for borrowers whose applications are received before September 30, 2000. The budget proposals would also lower the annual fee paid bylenders on FFELP consolidation loans made during the same period from 1.05% to .62% of the principal plus accrued unpaid interest;
     - Creation of a 90-day period during which interest on a highly delinquent FFELP loan does not accrue. The Higher Education
          Amendments of 1998 (the "Reauthorization Legislation") extended the period before lenders can submit default claims from 180 days to 270 days; the budget proposes to eliminate interest accrual during this extended period;
     - Reduction by 30 basis points of special allowance payments on FFELP loans funded with tax exempt securities; and
     - Implementation of additional Guarantor reforms, including the acceleration of recall of Guarantor reserves mandated by the Reauthorization Legislation, recall of an additional $1.5 billion in reserves, the reduction of the Guarantor retention rate on payments on defaulted loans to 18.5%, the reduction in the share of the remaining amount that Guarantors may retain, and an expansion of the use of voluntary flexible agreements authorized by the Reauthorization Legislation.

All these proposals may be considered by Congress as it deliberates on the Fiscal Year 2000 budget.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Nothing to report.


                                    PART III.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

At December 31, 1998, the Certificates held by the Registrant were registered in the name of CEDE and Co., as nominee of DTC. The books of DTC indicate that thirty-six (36) participant institutions are record owners of more than 5% of the Certificates.

SALLIE MAE STUDENT LOAN TRUST 1995-1
CUSIP 795452AC5  $35,000,000


                                        Name and                       Amount and
                                       Address of                      Nature of                Percent of
       Title of Class                  Beneficial                      Beneficial                  Class
                                          Owner                         Ownership
------------------------------ ------------------------------- ------------------------ ----------------------------
Floating Rate Student          Chase Manhattan Bank
Loan-Backed Certificates       4 New York Plaza
                               13th Floor                      $        14,650,000.00            41.86%
                               New York, NY 10004

                               SSB-Custodian
                               Global Corp. Action
                               Dept JAB5W
                               P. O. Box 1631                  $       $18,500,000.00            52.86%
                               Boston, MA 02105-1631



SALLIE MAE STUDENT LOAN TRUST 1996-1
CUSIP 795452AF8  $52,500,000


                                        Name and                       Amount and
                                       Address of                      Nature of                Percent of
          Title of Class               Beneficial                      Beneficial                  Class
                                          Owner                         Ownership
------------------------------ ------------------------------- ------------------------ ----------------------------
Floating Rate Student          Chase Manhattan Bank
Loan-Backed Certificates       4 New York Plaza
                               13th Floor                      $        50,000,000.00            95.24%
                               New York, NY 10004



SLM STUDENT LOAN TRUST 1996-2
CUSIP 78442GAC0  $53,030,000


          Title of Class                Name and                       Amount and               Percent of
                                       Address of                      Nature of                   Class
                                       Beneficial                      Beneficial
                                          Owner                         Ownership
------------------------------ ------------------------------- ------------------------ ----------------------------
Floating Rate Student          Boston Safe Deposit & Trust
Loan-Backed Certificates       Co.
                               c/o Mellon Bank N.A.
                               Three Mellon Bank Center
                               Rm 153-3015                     $        22,800,000.00            42.99%
                               Pittsburgh, PA 15259

                               Chase Manhattan Bank
                               4 New York Plaza
                               13th Floor                      $        25,499,000.00            48.08%
                               New York, NY 10004



                               SSB-Custodian
                               Global Corp. Action
                               Dept JAB5W
                               P. O. Box 1631                  $         3,200,000.00             6.03%
                               Boston, MA 02105-1631



SLM STUDENT LOAN TRUST 1996-3
CUSIP 78442GAF3  $52,750,000



                                        Name and                       Amount and
                                       Address of                      Nature of                Percent of
         Title of Class                Beneficial                      Beneficial                  Class
                                          Owner                         Ownership
------------------------------ ------------------------------- ------------------------ ----------------------------
Floating Rate Student          Boston Safe Deposit & Trust
Loan-Backed Certificates       Co.
                               c/o Mellon Bank N.A.
                               Three Mellon Bank Center
                               Rm 153-3015                     $        13,500,000.00            25.59%
                               Pittsburgh, PA 15259

                               Bankers Trust Company
                               c/o BT Services
                                    Tennessee Inc.             $         3,000,000.00             5.69%
                               648 Grassmere Park Drive
                               Nashville, TN 37211

                               Chase Manhattan Bank
                               4 New York Plaza
                               13th Floor                      $        19,000,000.00            36.02%
                               New York, NY 10004

                               Huntington National Bank
                               Proxy Department
                               41 South High Street            $         5,500,000.00            10.43%
                               Columbus, OH 43287

                               Credit Suisse First Boston
                               Corporation
                               c/o ADP Proxy Services          $         5,000,000.00             9.48%
                               51 Mercedes Way
                               Edgewood, NY 11717

                               SSB-Custodian
                               Global Corp. Action
                               Dept JAB5W                      $         3,222,500.00             6.11%
                               P. O. Box 1631
                               Boston, MA 02105-1631


SLM STUDENT LOAN TRUST 1996-4
CUSIP 78442GAJ5  $52,700,000



          Title of Class                Name and                       Amount and               Percent of
                                       Address of                      Nature of                   Class
                                       Beneficial                      Beneficial
                                          Owner                         Ownership
------------------------------ ------------------------------- ------------------------ ----------------------------
Floating Rate Student          Boston Safe Deposit & Trust
Loan-Backed Certificates       Co.
                               c/o Mellon Bank N.A.
                               Three Mellon Bank Center
                               Rm 153-3015                         $    13,700,000.00            26.00%
                               Pittsburgh, PA 15259

                               The Bank of New York
                               925 Patterson Plank Rd.             $    14,300,000.00            27.13%
                               Secaucus, NJ 07094

                               Bankers Trust Company
                               c/o BT Services
                                    Tennessee Inc.                 $     3,000,000.00             5.69%
                               648 Grassmere Park Drive
                               Nashville, TN 37211

                               Chase Manhattan Bank
                               4 New York Plaza
                               13th Floor                          $    10,000,000.00            18.98%
                               New York, NY 10004

                               The Northern Trust Company
                               801 S. Canal C-In
                               Chicago, IL 60607                   $     5,573,000.00            10.57%

                               J. P. Morgan Securities, Inc. -
                                Asset Backed
                               500 Stanton Christina Road          $     4,000,000.00             7.59%
                               Newark, DE 19173



SLM STUDENT LOAN TRUST 1997-1
CUSIP 78442GAM8  $71,800,000



          Title of Class                Name and                        Amount and              Percent of
                                       Address of                       Nature of                  Class
                                       Beneficial                       Beneficial
                                          Owner                          Ownership
------------------------------ -------------------------------- ----------------------- ----------------------------
Floating Rate Student          The Bank of New York
Loan-Backed Certificates       925 Patterson Plank Rd.          $        13,000,000.00           18.11%
                               Secaucus, NJ 07094

                               Boston Safe Deposit & Trust
                                Co.
                               c/o Mellon Bank N.A.
                               Three Mellon Bank Center         $        34,800,000.00           48.47%
                               Rm 153-3015
                               Pittsburgh, PA 15259

                               Chase Manhattan Bank
                               4 New York Plaza                 $        12,000,000.00           16.71%
                               13th Floor
                               New York, NY 10004

                               Huntington National Bank
                               Proxy Department                 $        12,000,000.00           16.71%
                               41 South High Street
                               Columbus, OH 43287



SLM STUDENT LOAN TRUST 1997-2
CUSIP 78442GAQ9  $87,450,000



          Title of Class                Name and                        Amount and              Percent of
                                       Address of                       Nature of                  Class
                                       Beneficial                       Beneficial
                                          Owner                          Ownership
------------------------------ -------------------------------- ----------------------- ----------------------------
Floating Rate Student          The Bank of New York
Loan-Backed Certificates       925 Patterson Plank Rd.          $        30,000,000.00           34.31%
                               Secaucus, NJ 07094

                               Bankers Trust Company
                               c/o BT Services
                                    Tennessee Inc.              $        30,000,000.00           34.31%
                               648 Grassmere Park Drive
                               Nashville, TN 37211


                               Boston Safe Deposit & Trust
                                Co.
                               c/o Mellon Bank N.A.
                               Three Mellon Bank Center
                               Rm 153-3015                      $         9,450,000.00           10.81%
                               Pittsburgh, PA 15259

                               Chase Manhattan Bank
                               4 New York Plaza                 $        13,000,000.00           14.87%
                               13th Floor
                               New York, NY 10004

                               SSB-Custodian
                               Global Corp. Action
                               Dept JAB5W                       $         5,000,000.00            5.72%
                               P. O. Box 1631
                               Boston, MA 02105-1631



SLM STUDENT LOAN TRUST 1997-3
CUSIP 78442GAT3 $90,150,000


          Title of Class                Name and                        Amount and              Percent of
                                       Address of                       Nature of                  Class
                                       Beneficial                       Beneficial
                                          Owner                          Ownership
------------------------------ -------------------------------- ----------------------- ----------------------------
Floating Rate Student          The Bank of New York
Loan-Backed Certificates       925 Patterson Plank Rd.          $        60,800,000.00           67.44%
                               Secaucus, NJ 07094

                               Bankers Trust Company
                               c/o BT Services                  $        12,200,000.00           13.53%
                                    Tennessee Inc.
                               648 Grassmere Park Drive
                               Nashville, TN 37211

                               Boston Safe Deposit & Trust Co.
                               c/o Mellon Bank N.A.             $        12,150,000.00           13.48%
                               Three Mellon Bank Center
                               Rm 153-3015
                               Pittsburgh, PA 15259

                               SSB-Custodian
                               Global Corp. Action              $         5,000,000.00            5.55%
                               Dept JAB5W
                               P. O. Box 1631
                               Boston, MA 02105-1631


SLM STUDENT LOAN TRUST 1997-4
CUSIP 78442GAW6  $89,900,000



          Title of Class                Name and                        Amount and              Percent of
                                       Address of                       Nature of                  Class
                                       Beneficial                       Beneficial
                                          Owner                          Ownership
------------------------------ -------------------------------- ----------------------- ----------------------------
Floating Rate Student          The Bank of New York
Loan-Backed Certificates       925 Patterson Plank Rd.          $        89,900,000.00           100.00%
                               Secaucus, NJ 07094



SLM STUDENT LOAN TRUST 1998-1
CUSIP  78442GAZ9  $ 106,550,000



          Title of Class                Name and                        Amount and              Percent of
                                       Address of                       Nature of                  Class
                                       Beneficial                       Beneficial
                                          Owner                          Ownership
------------------------------ -------------------------------- ----------------------- ----------------------------
Floating Rate Student          The Bank of New York
Loan-Backed Certificates       925 Patterson Plank Rd.          $        81,550,000.00           76.54%
                               Secaucus, NJ 07094

                               The Northern Trust Company
                               801 S. Canal C-In                $         8,600,000.00            8.07%
                               Chicago, IL 60607

                               SSB-Custodian
                               Global Corp. Action              $        13,000,000.00           12.20%
                               Dept JAB5W
                               P. O. Box 1631
                               Boston, MA 02105-1631



SLM STUDENT LOAN TRUST 1998-2
CUSIP  78442GBC9    $  105,750,000



          Title of Class                Name and                        Amount and              Percent of
                                       Address of                       Nature of                  Class
                                       Beneficial                       Beneficial
                                          Owner                          Ownership
------------------------------ -------------------------------- ----------------------- ----------------------------
Floating Rate Student          The Bank of New York
Loan-Backed Certificates       925 Patterson Plank Rd.          $       100,750,000.00           95.27%
                               Secaucus, NJ 07094


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Nothing to Report.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) EXHIBITS. The following documents are filed as part of this Annual Report on Form 10-K:



               Designation                   Description
               -----------                   -----------
              Exhibit 19.1            Annual Statements of Compliance
              Exhibit 19.2            Annual Independent Certified Public
                                      Accountant's Report

(b) REPORTS ON FORM 8-K. Current Reports on Form 8-K were filed during the last quarter of the period covered by this report with the Commission on or about January 25, 1999 in connection with a quarterly Distribution Date.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: March 25, 1999


                             SLM FUNDING CORPORATION

                             By: /s/ Mark G. Overend
                                ----------------------------
                             Name:   Mark G. Overend
                             Title:     President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.



SIGNATURE                                      TITLE                             DATE
---------                                      -----                             ----

/s/ Mark G. Overend
------------------------                       President and Director           March 25, 1999
Mark G. Overend                                (Principal Executive
                                               Officer)

/s/ J. Lance Franke
------------------------                       Chief Financial                  March 18, 1999
J. Lance Franke                                Officer and Director
                                               (Principal Financial
                                               Officer)

/s/ William M.E. Rachal
------------------------                       Treasurer and Controller         March 18, 1999
William M.E. Rachal                            (Principal Accounting
                                               Officer)

/s/ Elizabeth S. Eldrige
------------------------                       Director                         March 18, 1999
Elizabeth S. Eldridge

/s/ Douglas Johnson
------------------------                       Director                         March 18, 1999
Douglas Johnson


                                INDEX TO EXHIBITS
                                -----------------


                                                                                Sequentially
Exhibit                                                                           Numbered
Number                                    Exhibit                                    Page
------                                    -------                               ------------

19.1                                Annual Statements of Compliance                 13

19.2                                Annual Independent Certified Public             35
                                    Accountant's Report