Form 10-K
period 1999-12-31
SLM FUNDING CORP
filed 2000-03-30
CIK 949114

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                            ------------------------
                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

            FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM TO

                            SLM FUNDING CORPORATION

                formerly known as SALLIE MAE FUNDING CORPORATION
             (Exact name of registrant as specified in its charter)
            (Originator of the Sallie Mae Student Loan Trust 1995-1,
                   the Sallie Mae Student Loan Trust 1996-1,
                       the SLM Student Loan Trust 1996-2,
                       the SLM Student Loan Trust 1996-3,
                       the SLM Student Loan Trust 1996-4,
                       the SLM Student Loan Trust 1997-1,
                       the SLM Student Loan Trust 1997-2,
                       the SLM Student Loan Trust 1997-3,
                       the SLM Student Loan Trust 1997-4,
                       the SLM Student Loan Trust 1998-1,
                       the SLM Student Loan Trust 1998-2,
                       the SLM Student Loan Trust 1999-1,
                       the SLM Student Loan Trust 1999-2,
                     and the SLM Student Loan Trust 1999-3

          DELAWARE            33-95474/333-2502/333-24949/333-44465          23-2815650
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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    No documents are incorporated by reference into this Form 10-K.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I.

ITEM 2. PROPERTIES.

    The property of the Sallie Mae Student Loan Trust 1995-1, the Sallie Mae Student Loan Trust 1996-1, the SLM Student Loan Trust 1996-2, the SLM Student Loan Trust 1996-3, the SLM Student Loan Trust 1996-4, the SLM Student Loan Trust 1997-1, the SLM Student Loan Trust 1997-2, the SLM Student Loan Trust 1997-3, the SLM Student Loan Trust 1997-4, the SLM Student Loan Trust 1998-1, the SLM Student Loan Trust 1998-2, the SLM Student Loan Trust 1991-1, the SLM Student Loan Trust 1999-2, and the SLM Student Loan Trust 1999-3 (collectively, the "Trusts") consists solely of pools of education loans to students and parents of students made under the Federal Family Education Loan Program, all funds collected in respect thereof and monies on deposit in certain trust accounts. For more information regarding the property of the Trusts, you should examine the Annual Statements of Compliance (the "Annual Statements of Compliance") attached as Exhibit 19.1 hereto, required by Section 3.2 of (i) the Administration Agreements, dated as of October 26, 1995, March 6, 1996, April 26, 1996, July 9, 1996, October 3, 1996 and March 20, 1997, by and among the respective Trusts, the Student Loan Marketing Association (the "Administrator"), Chase Manhattan Bank, Delaware, formerly Chase Manhattan Bank USA, National Association, not in its individual capacity but solely as Trustee (the "Eligible Lender Trustee"), Sallie Mae Servicing Corporation (the "Servicer"), SLM Funding Corporation (the "Registrant") and Bankers Trust Company, not in its individual capacity but solely as Indenture Trustee (the "Indenture Trustee") and (ii) the Master Administration Agreement, dated as of May 1, 1997, between the Registrant and the Administrator, as variously amended or supplemented (collectively, the "Administration Agreements").

ITEM 3. LEGAL PROCEEDINGS.

    The Registrant knows of no material pending legal proceedings involving the Registrant or its property.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Nothing to report.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    At December 31, 1999, the Registrant was a beneficial owner of the Trusts' Floating Rate Student Loan-Backed Certificates ("Certificates"), and there was one (1) registered holder of the Certificates, CEDE & Co., as nominee of The Depository Trust Company ("DTC"). There were twelve (12) persons registered on the books of DTC as record owners of Certificates. There is no established trading market for the Certificates.

ITEM 7. OTHER RELATED EVENTS AND INFORMATION.

    Effective as of February 11, 2000, Elizabeth S. Eldridge resigned her position as a director of the Registrant and Susan Burdick-Brennan was elected as a director.

LEGISLATIVE DEVELOPMENTS

    On December 17, 1999, President Clinton signed the Ticket to Work and Work Incentives Improvement Act. This act includes a provision that changes the index on which lender returns are set in the Federal Family Education Loan Program from the current 91-day Treasury bill rate to a three-month commercial paper rate. The new index will apply to all loans originated after January 1, 2000 and before July 1, 2003. The rates that students pay on their FFELP loans are unaffected by the new index.

ADMINISTRATION'S FY 2001 BUDGET PROPOSAL

    On February 7, 2000 President Clinton submitted his Fiscal Year 2001 budget proposal to Congress. The budget proposes significant savings from the student loan programs, principally from the FFELP. The major proposals affecting student loans, and the student loan industry are the following:

    - Reduce special allowance payments 31 basis points from three-month commercial paper plus 2.34% to three-month commercial paper plus 2.03%.

    - Eliminate all special allowance on tax exempt loans subject to a 9.5% interest rate floor.

    All these proposals may be considered by Congress as it deliberates on the FY 2001 budget. The Registrant does not expect any of these proposals to pass. If any of these proposals were to pass, the revenues of the Trusts could be materially adversely affected.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Nothing to report.

                                   PART III.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    At December 31, 1999, the Certificates held by the Registrant were registered in the name of CEDE and Co., as nominee of DTC. The books of DTC indicate that nine (9) participant institutions are record owners of more than 5% of the Certificates.

SALLIE MAE STUDENT LOAN TRUST 1995-1
  CUSIP 795452AC5 $35,000,000

                                                                        AMOUNT AND
                                                                        NATURE OF
                                          NAME AND ADDRESS OF           BENEFICIAL     PERCENT OF
TITLE OF CLASS                             BENEFICIAL OWNER             OWNERSHIP        CLASS
--------------                            -------------------         --------------   ----------
Floating Rate Student              State Street Bank & Trust Co.      $18,500,000.00      52.86%
  Loan--Backed Certificates        Global Corp. Action Unit
                                   Dept JAB5NW
                                   1776 Heritage Drive
                                   North Quincy, MA 02171

                                   Chase Manhattan Bank               $14,650,000.00      41.86%
                                   4 New York Plaza
                                   13th Floor
                                   New York, NY 10004

SALLIE MAE STUDENT LOAN TRUST 1996-1
  CUSIP 795452AF8 $52,500,000

                                                                        AMOUNT AND
                                                                        NATURE OF
                                          NAME AND ADDRESS OF           BENEFICIAL     PERCENT OF
TITLE OF CLASS                             BENEFICIAL OWNER             OWNERSHIP        CLASS
--------------                            -------------------         --------------   ----------
Floating Rate Student              Chase Manhattan Bank               $50,000,000.00      95.24%
  Loan--Backed Certificates        4 New York Plaza
                                   13th Floor
                                   New York, NY 10004

SLM STUDENT LOAN TRUST 1996-2
  CUSIP 78442GAC0 $53,030,000

                                                                        AMOUNT AND
                                                                        NATURE OF
                                          NAME AND ADDRESS OF           BENEFICIAL     PERCENT OF
TITLE OF CLASS                             BENEFICIAL OWNER             OWNERSHIP        CLASS
--------------                            -------------------         --------------   ----------
Floating Rate Student              Chase Manhattan Bank               $25,499,000.00      48.08%
  Loan--Backed Certificates        4 New York Plaza
                                   13th Floor
                                   New York, NY 10004

                                   Boston Safe Deposit & Trust Co.    $22,800,000.00      42.99%
                                   c/o Mellon Bank N.A.
                                   Three Mellon Bank Center
                                   Rm 153-3015
                                   Pittsburgh, PA 15259

                                   State Street Bank and Trust Co.    $ 3,200,000.00       6.03%
                                   Global Corp. Action Unit
                                   Dept JAB5NW
                                   1776 Heritage Drive
                                   North Quincy, MA 02171

SLM STUDENT LOAN TRUST 1996-3
  CUSIP 78442GAF3 $52,750,000

                                                                        AMOUNT AND
                                                                        NATURE OF
                                          NAME AND ADDRESS OF           BENEFICIAL     PERCENT OF
TITLE OF CLASS                             BENEFICIAL OWNER             OWNERSHIP        CLASS
--------------                            -------------------         --------------   ----------
Floating Rate Student              Boston Safe Deposit & Trust Co.    $16,000,000.00      30.33%
  Loan--Backed Certificates        c/o Mellon Bank N.A.
                                   Three Mellon Bank Center
                                   Rm 153-3015
                                   Pittsburgh, PA 15259

                                   Chase Manhattan Bank               $19,000,000.00      36.02%
                                   4 New York Plaza
                                   13th Floor
                                   New York, NY 10004

                                   ABN Amco Incorporated              $12,000,000.00      22.75%
                                   181 West Madison
                                   Chicago, IL 60603

                                   Huntington National Bank           $ 3,000,000.00       5.69%
                                   Proxy Department HC1040
                                   41 South High Street
                                   Columbus, OH 43287

SLM STUDENT LOAN TRUST 1996-4
  CUSIP 78442GAJ5 $52,700,000

                                                                        AMOUNT AND
                                                                        NATURE OF
                                          NAME AND ADDRESS OF           BENEFICIAL     PERCENT OF
TITLE OF CLASS                             BENEFICIAL OWNER             OWNERSHIP        CLASS
--------------                            -------------------         --------------   ----------
Floating Rate Student              Boston Safe Deposit & Trust Co.    $17,700,000.00      33.59%
  Loan--Backed Certificates        c/o Mellon Bank N.A.
                                   Three Mellon Bank Center
                                   Rm 153-3015
                                   Pittsburgh, PA 15259

                                   The Bank of New York               $15,300,000.00      29.03%
                                   925 Patterson Plank Rd.
                                   Secaucus, NJ 07094

                                   Chase Manhattan Bank               $10,000,000.00      18.98%
                                   4 New York Plaza
                                   13th Floor
                                   New York, NY 10004

                                   The Northern Trust Company         $ 4,573,000.00       8.68%
                                   801 S. Canal C-In
                                   Chicago, IL 60607

SLM STUDENT LOAN TRUST 1997-1
  CUSIP 78442GAM8 $71,800,000

                                                                        AMOUNT AND
                                                                        NATURE OF
                                          NAME AND ADDRESS OF           BENEFICIAL     PERCENT OF
TITLE OF CLASS                             BENEFICIAL OWNER             OWNERSHIP        CLASS
--------------                            -------------------         --------------   ----------
Floating Rate Student              Boston Safe Deposit & Trust Co.    $34,800,000.00      48.47%
  Loan--Backed Certificates        c/o Mellon Bank N.A.
                                   Three Mellon Bank Center
                                   Rm 153-3015
                                   Pittsburgh, PA 15259

                                   The Bank of New York               $13,000,000.00      18.11%
                                   925 Patterson Plank Rd.
                                   Secaucus, NJ 07094

                                   Chase Manhattan Bank               $12,000,000.00      16.71%
                                   4 New York Plaza
                                   13th Floor
                                   New York, NY 10004

                                   Huntington National Bank           $12,000,000.00      16.71%
                                   Proxy Department HC1040
                                   41 South High Street
                                   Columbus, OH 43287

SLM STUDENT LOAN TRUST 1997-2
  CUSIP 78442GAQ9 $87,450,000

                                                                        AMOUNT AND
                                                                        NATURE OF
                                          NAME AND ADDRESS OF           BENEFICIAL     PERCENT OF
TITLE OF CLASS                             BENEFICIAL OWNER             OWNERSHIP        CLASS
--------------                            -------------------         --------------   ----------
Floating Rate Student              The Bank of New York               $30,000,000.00      34.31%
  Loan--Backed Certificates        925 Patterson Plank Rd.
                                   Secaucus, NJ 07094

                                   Bankers Trust Company              $30,000,000.00      34.31%
                                   c/o BT Services Tennessee Inc.
                                   648 Grassmere Park Drive
                                   Nashville, TN 37211

                                   Chase Manhattan Bank               $13,000,000.00      14.87%
                                   4 New York Plaza
                                   13th Floor
                                   New York, NY 10004

                                   Boston Safe Deposit & Trust Co.    $ 9,450,000.00      10.81%
                                   c/o Mellon Bank N.A.
                                   Three Mellon Bank Center
                                   Rm 153-3015
                                   Pittsburgh, PA 15259

                                   State Street Bank & Trust Co.      $ 5,000,000.00       5.72%
                                   Global Corp. Action Unit
                                   Dept JAB5NW
                                   1776 Heritage Drive
                                   North Quincy, MA 02171

SLM STUDENT LOAN TRUST 1997-3
  CUSIP 78442GAT3 $90,150,000

                                               NAME AND                 AMOUNT AND
                                              ADDRESS OF                NATURE OF
                                              BENEFICIAL                BENEFICIAL     PERCENT OF
TITLE OF CLASS                                   OWNER                  OWNERSHIP        CLASS
--------------                     ---------------------------------  --------------   ----------
Floating Rate Student              The Bank of New York               $60,800,000.00      67.44%
  Loan--Backed Certificates        925 Patterson Plank Rd.
                                   Secaucus, NJ 07094

                                   Bankers Trust Company              $12,200,000.00      13.53%
                                   c/o BT Services Tennessee Inc.
                                   648 Grassmere Park Drive
                                   Nashville, TN 37211

                                   Boston Safe Deposit & Trust Co.    $12,150,000.00      13.48%
                                   c/o Mellon Bank N.A.
                                   Three Mellon Bank Center
                                   Rm 153-3015
                                   Pittsburgh, PA 15259

                                   State Street Bank & Trust Co.      $ 5,000,000.00       5.55%
                                   Global Corp. Action Unit
                                   Dept JAB5NW
                                   1776 Heritage Drive
                                   North Quincy, MA 02171

SLM STUDENT LOAN TRUST 1997-4
  CUSIP 78442GAW6 $89,900,000

                                                                        AMOUNT AND
                                                                        NATURE OF
                                          NAME AND ADDRESS OF           BENEFICIAL     PERCENT OF
TITLE OF CLASS                             BENEFICIAL OWNER             OWNERSHIP        CLASS
--------------                            -------------------         --------------   ----------
Floating Rate Student              The Bank of New York               $89,900,000.00     100.00%
  Loan--Backed Certificates        925 Patterson Plank Rd.
                                   Secaucus, NJ 07094

SLM STUDENT LOAN TRUST 1998-1
  CUSIP 78442GAZ9 $ 106,550,000

                                                                        AMOUNT AND
                                                                        NATURE OF
                                          NAME AND ADDRESS OF           BENEFICIAL     PERCENT OF
TITLE OF CLASS                             BENEFICIAL OWNER             OWNERSHIP        CLASS
--------------                            -------------------         --------------   ----------
Floating Rate Student              The Bank of New York               $81,550,000.00      76.54%
  Loan--Backed Certificates        925 Patterson Plank Rd.
                                   Secaucus, NJ 07094

                                   State Street Bank & Trust Co.      $13,000,000.00      12.20%
                                   Global Corp. Action Unit
                                   Dept JAB5NW
                                   1776 Heritage Drive
                                   North Quincy, MA 02171

                                   The Northern Trust Company         $ 8,600,000.00       8.07%
                                   801 S. Canal C-In
                                   Chicago, IL 60607

SLM STUDENT LOAN TRUST 1998-2
  CUSIP 78442GBC9 $ 105,750,000

                                                                      AMOUNT AND
                                                                       NATURE OF
                                        NAME AND ADDRESS OF           BENEFICIAL      PERCENT OF
TITLE OF CLASS                            BENEFICIAL OWNER             OWNERSHIP        CLASS
--------------                          -------------------         ---------------   ----------
Floating Rate Student             The Bank of New York              $100,750,000.00      95.27%
  Loan--Backed Certificates       925 Patterson Plank Rd.
                                  Secaucus, NJ 07094

SLM STUDENT LOAN TRUST 1999-1
  CUSIP 78442GBH8 $ 36,060,000

                                                                      AMOUNT AND
                                                                       NATURE OF
                                        NAME AND ADDRESS OF           BENEFICIAL      PERCENT OF
TITLE OF CLASS                            BENEFICIAL OWNER             OWNERSHIP        CLASS
--------------                          -------------------         ---------------   ----------
Floating Rate Student             Bankers Trust Company             $ 36,060,000.00     100.00%
  Loan--Backed Certificates       c/o BT Services
                                  Tennessee Inc.
                                  648 Grassmere Park Drive
                                  Nashville, TN 37211

SLM STUDENT LOAN TRUST 1999-2
  CUSIP 78442GBN5 $ 36,000,000

                                                                      AMOUNT AND
                                                                       NATURE OF
                                        NAME AND ADDRESS OF           BENEFICIAL      PERCENT OF
TITLE OF CLASS                            BENEFICIAL OWNER             OWNERSHIP        CLASS
--------------                          -------------------         ---------------   ----------
Floating Rate Student             Bankers Trust Company             $ 36,000,000.00     100.00%
  Loan--Backed Certificates       c/o BT Services
                                  Tennessee Inc.
                                  648 Grassmere Park Drive
                                  Nashville, TN 37211

SLM STUDENT LOAN TRUST 1999-3
  CUSIP 78442GBR6 $ 72,300,000

                                                                      AMOUNT AND
                                                                       NATURE OF
                                        NAME AND ADDRESS OF           BENEFICIAL      PERCENT OF
TITLE OF CLASS                            BENEFICIAL OWNER             OWNERSHIP        CLASS
--------------                          -------------------         ---------------   ----------
Floating Rate Student             Morgan Stanley & Co.              $ 72,300,000.00     100.00%
  Loan--Backed Certificates       Incorporated
                                  One Pierrepoint Plaza, 7th Floor
                                  Brooklyn, NY 11201

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Nothing to Report.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) EXHIBITS. The following documents are filed as part of this Annual Report on Form 10-K:

DESIGNATION                                                         DESCRIPTION
-----------                                                         -----------
Exhibit 19.1                                         Annual Statements of Compliance

                                                     Annual Independent Certified Public
Exhibit 19.2                                           Accountant's Report

    (b) REPORTS ON FORM 8-K. Current Reports on Form 8-K were filed during the last quarter of the period covered by this report with the Commission on or about January 13, 2000 in connection with a quarterly Distribution Date.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: March 28, 2000                                  SLM FUNDING CORPORATION

                                                       By:  /s/ MARK G. OVEREND
                                                            -----------------------------------------
                                                            Name: Mark G. Overend
                                                            Title: President

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

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                 /s/ MARK G. OVEREND                   President and Director
     -------------------------------------------         (Principal Executive         March 28, 2000
                   Mark G. Overend                       Officer)

                 /s/ J. LANCE FRANKE                   Chief Financial Officer and
     -------------------------------------------         Director (Principal          March 28, 2000
                   J. Lance Franke                       Financial Officer)

               /s/ WILLIAM M.E. RACHAL                 Treasurer and Controller
     -------------------------------------------         (Principal Accounting        March 28, 2000
                 William M.E. Rachal                     Officer)

              /s/ SUSAN BURDICK-BRENNAN
     -------------------------------------------       Director                       March 27, 2000
                Susan Burdick-Brennan

                 /s/ DOUGLAS JOHNSON
     -------------------------------------------       Director                       March 27, 2000
                   Douglas Johnson

                               INDEX TO EXHIBITS

                                                                                      SEQUENTIALLY
       EXHIBIT                                                                          NUMBERED
       NUMBER                                     EXHIBIT                                 PAGE
---------------------                             -------                             ------------
        19.1            Annual Statements of Compliance                                    13
        19.2            Annual Independent Certified Public Accountant's Report            40