Form 10-K
period 2000-12-31
SLM FUNDING CORP
filed 2001-03-30
CIK 949114

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

            FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000 OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM TO

                            SLM FUNDING CORPORATION

                formerly known as SALLIE MAE FUNDING CORPORATION
             (Exact name of registrant as specified in its charter)
                                 Originator of

                   the Sallie Mae Student Loan Trust 1995-1, the Sallie Mae Student Loan Trust 1996-1,
                       the SLM Student Loan Trust 1996-2,
                       the SLM Student Loan Trust 1996-3,
                       the SLM Student Loan Trust 1996-4,
                       the SLM Student Loan Trust 1997-1,
                       the SLM Student Loan Trust 1997-2,
                       the SLM Student Loan Trust 1997-3,
                       the SLM Student Loan Trust 1997-4,

                       the SLM Student Loan Trust 1998-1,
                       the SLM Student Loan Trust 1998-2,
                       the SLM Student Loan Trust 1999-1,
                       the SLM Student Loan Trust 1999-2,
                       the SLM Student Loan Trust 1999-3,
                       the SLM Student Loan Trust 2000-1,
                       the SLM Student Loan Trust 2000-2,
                     the SLM Student Loan Trust 2000-3, and
                       the SLM Student Loan Trust 2000-4.

          DELAWARE            33-95474/333-2502/333-24949/333-44465          23-2815650
(State or other Jurisdiction       (Commission File Numbers)             (I.R.S. employer
     of Incorporation)                                                 Identification No.)

                           304 SOUTH MINNESOTA STREET
                                    SUITE B
                           CARSON CITY, NEVADA 89706
                    (Address of principal executive offices)

                                 (775) 884-4179
               Registrant's telephone number, including area code

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I.

ITEM 2. PROPERTIES.

    The property of the Sallie Mae Student Loan Trust 1995-1, the Sallie Mae Student Loan Trust 1996-1, the SLM Student Loan Trust 1996-2, the SLM Student Loan Trust 1996-3, the SLM Student Loan Trust 1996-4, the SLM Student Loan Trust 1997-1, the SLM Student Loan Trust 1997-2, the SLM Student Loan Trust 1997-3, the SLM Student Loan Trust 1997-4, the SLM Student Loan Trust 1998-1, the SLM Student Loan Trust 1998-2, the SLM Student Loan Trust 1991-1, the SLM Student Loan Trust 1999-2, the SLM Student Loan Trust 1999-3, the SLM Student Loan Trust 2000-1, the SLM Student Loan Trust 2000-2, the SLM Student Loan Trust 2000-3 and the SLM Student Loan Trust 2000-4 (collectively, the "Trusts") consists mostly of pools of education loans to students and parents of students made under the Federal Family Education Loan Program, all funds collected in respect thereof and monies on deposit in certain trust accounts.

    For more information regarding the property of the Trusts, you should review the Annual Statements of Compliance (the "Annual Statements of Compliance") attached as Exhibit 19.1 hereto. These statements are required by

    - Section 3.2 of the Administration Agreements, dated as of October 26, 1995, March 6, 1996, April 26, 1996, July 9, 1996, October 3, 1996 and
      March 20, 1997, by and among the respective Trusts, the Student Loan Marketing Association (the "Administrator"), Chase Manhattan Bank USA, National Association, formerly known as Chase Manhattan Bank, Delaware, not in its individual capacity but solely as Trustee (the "Eligible Lender Trustee"), Sallie Mae Servicing Corporation (the "Servicer"), SLM Funding Corporation (the "Registrant") and Bankers Trust Company, not in its individual capacity but solely as Indenture Trustee (the "Indenture Trustee"); and

    - the Master Administration Agreement, dated as of May 1, 1997, between the Registrant and the Administrator, as variously amended or supplemented (collectively, the "Administration Agreements").

ITEM 3. LEGAL PROCEEDINGS.

    The Registrant knows of no material pending legal proceedings involving the Registrant or its property.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Nothing to report.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    At December 31, 2000, the Registrant was a beneficial owner of certain of the Trusts' Floating Rate Student Loan-Backed Certificates ("Certificates"), and there was one (1) registered holder of the Certificates, CEDE & Co., as nominee of The Depository Trust Company ("DTC"). There were fourteen (14) different persons registered on the books of DTC as record owners of Certificates. There is no established trading market for the Certificates.

ITEM 7. OTHER RELATED EVENTS AND INFORMATION.

    Effective as of August 31, 2000, Evelyn Echevarria replaced Susan Burdick Brennan as a director of the Registrant.

    Effective as of January 1, 2001, the Registrant moved its offices from 300 Hot Springs Road, Suite 4, Carson City, Nevada 89706 to 304 South Minnesota Street, Suite B, Carson City, Nevada 89706. Its telephone number remained the same.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Nothing to report.

                                   PART III.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    At December 31, 2000, the Certificates held by the Registrant were registered in the name of CEDE and Co., as nominee of DTC. The books of DTC indicate that fourteen (14) different participant institutions are record owners of more than 5% of the Certificates.

SALLIE MAE STUDENT LOAN TRUST 1995-1
  CUSIP 79545GAC5 $35,000,000

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

SALLIE MAE STUDENT LOAN TRUST 1996-1
  CUSIP 79545GAF8 $52,500,000

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
  Loan--Backed Certificates        4 New York Plaza
                                   13th Floor
                                   New York, NY 10004

SLM STUDENT LOAN TRUST 1996-2
  CUSIP 78442GAC0 $53,030,000

                                                                        AMOUNT AND
                                                                        NATURE OF
                                          NAME AND ADDRESS OF           BENEFICIAL     PERCENT OF
TITLE OF CLASS                             BENEFICIAL OWNER             OWNERSHIP        CLASS
--------------                            -------------------         --------------   ----------
Floating Rate Student              Chase Manhattan Bank               $25,499,000.00      48.08%
  Loan--Backed Certificates        4 New York Plaza
                                   13th Floor
                                   New York, NY 10004

                                   Citibank, N.A.                     $18,000,000.00      33.94%
                                   P.O. Box 30576
                                   Tampa, Florida 33630-3576

                                   The Bank of New York               $ 6,200,000.00      11.69%
                                   925 Patterson Plank Road
                                   Secaucus, NJ 07094

SLM STUDENT LOAN TRUST 1996-3
  CUSIP 78442GAF3 $52,750,000

                                                                        AMOUNT AND
                                                                        NATURE OF
                                          NAME AND ADDRESS OF           BENEFICIAL     PERCENT OF
TITLE OF CLASS                             BENEFICIAL OWNER             OWNERSHIP        CLASS
--------------                            -------------------         --------------   ----------
Floating Rate Student              Chase Manhattan Bank               $19,000,000.00      26.02%
  Loan -- Backed Certificates      4 New York Plaza
                                   13th Floor
                                   New York, NY 10004

                                   ABN Amro Incorporated              $12,000,000.00      22.75%
                                   181 West Madison
                                   Chicago, IL 60603

                                   Boston Safe Deposit & Trust Co.    $11,000,000.00      20.85%
                                   c/o Mellon Bank N.A.
                                   Three Mellon Bank Center
                                   Rm 153-3015
                                   Pittsburgh, PA 15259

                                   Lehman Gov't Securities            $7,222,5000.00      13.69%
                                   101 Hudson Street
                                   31st Floor
                                   Jersey City, NJ 07302

                                   Deutsche Bank Securities Services  $ 3,000,000.00       5.69%
                                   175 Water Street
                                   New York, NY 10038

SLM STUDENT LOAN TRUST 1996-4
  CUSIP 78442GAJ5 $52,700,000

                                                                        AMOUNT AND
                                                                        NATURE OF
                                          NAME AND ADDRESS OF           BENEFICIAL     PERCENT OF
TITLE OF CLASS                             BENEFICIAL OWNER             OWNERSHIP        CLASS
--------------                            -------------------         --------------   ----------
Floating Rate Student              The Bank of New York/JP Morgan     $15,300,000.00      29.03%
  Loan--Backed Certificates        1 Wall Street
                                   New York, NY 10286

                                   Lehman Gov't Securities            $14,873,000.00      28.22%
                                   101 Hudson Street
                                   31st Floor
                                   Jersey City, NJ 07302

                                   Chase Manhattan Bank               $10,000,000.00      18.98%
                                   4 New York Plaza
                                   13th Floor
                                   New York, NY 10004

                                   Boston Safe Deposit & Trust Co.    $ 8,000,000.00      15.18%
                                   c/o Mellon Bank N.A.
                                   Three Mellon Bank Center
                                   Rm 153-3015
                                   Pittsburgh, PA 15259

                                   Salomon Smith Barney Inc.          $ 3,000,000.00       5.69%
                                   333 W 34th Street
                                   3rd Floor
                                   New York, NY 10001

SLM STUDENT LOAN TRUST 1997-1
  CUSIP 78442GAM8 $71,800,000

                                                                        AMOUNT AND
                                                                        NATURE OF
                                          NAME AND ADDRESS OF           BENEFICIAL     PERCENT OF
TITLE OF CLASS                             BENEFICIAL OWNER             OWNERSHIP        CLASS
--------------                            -------------------         --------------   ----------
Floating Rate Student              Boston Safe Deposit & Trust Co.    $34,800,000.00      48.47%
  Loan -- Backed Certificates      c/o Mellon Bank N.A.
                                   Three Mellon Bank Center
                                   Rm 153-3015
                                   Pittsburgh, PA 15259

                                   The Bank of New York/JP Morgan     $13,000,000.00      18.11%
                                   1 Wall Street
                                   New York, NY 10286

                                   Chase Manhattan Bank               $12,000,000.00      16.71%
                                   4 New York Plaza
                                   13th Floor
                                   New York, NY 10004

                                   Lehman Gov't Securities            $12,000,000.00      16.71%
                                   101 Hudson Street
                                   31st Floor
                                   Jersey City, NJ 07302

SLM STUDENT LOAN TRUST 1997-2
  CUSIP 78442GAQ9 $87,450,000

                                                                        AMOUNT AND
                                                                        NATURE OF
                                          NAME AND ADDRESS OF           BENEFICIAL     PERCENT OF
TITLE OF CLASS                             BENEFICIAL OWNER             OWNERSHIP        CLASS
--------------                            -------------------         --------------   ----------
Floating Rate Student              Bankers Trust Company              $30,000,000.00      34.31%
  Loan -- Backed Certificates      c/o BT Services Tennessee Inc.
                                   648 Grassmere Park Drive
                                   Nashville, TN 37211

                                   The Bank of New York/JP Morgan     $20,000,000.00      22.87%
                                   1 Wall Street
                                   New York, NY 10286

                                   The Bank of New York               $ 15,00,000.00      17.15%
                                   925 Patterson Plank Rd.
                                   Secaucus, NJ 07094

                                   Chase Manhattan Bank               $13,000,000.00      14.87%
                                   4 New York Plaza
                                   13th Floor
                                   New York, NY 10004

                                   Boston Safe Deposit & Trust Co.    $ 9,450,000.00      10.81%
                                   c/o Mellon Bank N.A.
                                   Three Mellon Bank Center
                                   Rm 153-3015
                                   Pittsburgh, PA 15259

SLM STUDENT LOAN TRUST 1997-3
  CUSIP 78442GAT3 $90,150,000

                                                                        AMOUNT AND
                                                                        NATURE OF
                                          NAME AND ADDRESS OF           BENEFICIAL     PERCENT OF
TITLE OF CLASS                             BENEFICIAL OWNER             OWNERSHIP        CLASS
--------------                     ---------------------------------  --------------   ----------
Floating Rate Student              The Bank of New York/JP Morgan     $48,650,000.00      53.97%
  Loan--Backed Certificates        1 Wall Street
                                   New York, NY 10286

                                   Bankers Trust Company              $12,200,000.00      13.53%
                                   c/o BT Services Tennessee Inc.
                                   648 Grassmere Park Drive
                                   Nashville, TN 37211

                                   The Bank of New York               $12,150,000.00      13.48%
                                   925 Patterson Plank Rd.
                                   Secaucus, NJ 07094

                                   Boston Safe Deposit & Trust Co.    $12,150,000.00      13.48%
                                   c/o Mellon Bank N.A.
                                   Three Mellon Bank Center
                                   Rm 153-3015
                                   Pittsburgh, PA 15259

                                   State Street Bank & Trust Co.      $ 5,000,000.00       5.55%
                                   Global Corp. Action Unit
                                   Dept JAB5NW
                                   1776 Heritage Drive
                                   North Quincy, MA 02171

SLM STUDENT LOAN TRUST 1997-4
  CUSIP 78442GAW6 $89,900,000

                                                                        AMOUNT AND
                                                                        NATURE OF
                                          NAME AND ADDRESS OF           BENEFICIAL     PERCENT OF
TITLE OF CLASS                             BENEFICIAL OWNER             OWNERSHIP        CLASS
--------------                            -------------------         --------------   ----------
Floating Rate Student              The Bank of New York/JP Morgan     $77,535,887.00      86.25%
  Loan--Backed Certificates        1 Wall Street
                                   New York, NY 10286

                                   The Bank of New York               $12,364,113.00      13.75%
                                   925 Patterson Plank Rd.
                                   Secaucus, NJ 07094

SLM STUDENT LOAN TRUST 1998-1
  CUSIP 78442GAZ9 $106,550,000

                                                                        AMOUNT AND
                                                                        NATURE OF
                                          NAME AND ADDRESS OF           BENEFICIAL     PERCENT OF
TITLE OF CLASS                             BENEFICIAL OWNER             OWNERSHIP        CLASS
--------------                            -------------------         --------------   ----------
Floating Rate Student              The Bank of New York/JP Morgan     $81,550,000.00      76.54%
  Loan--Backed Certificates        1 Wall Street
                                   New York, NY 10286

                                   State Street Bank & Trust Co.      $13,000,000.00      12.20%
                                   Global Corp. Action Unit
                                   Dept JAB5NW
                                   1776 Heritage Drive
                                   North Quincy, MA 02171

                                   The Northern Trust Company         $ 8,600,000.00       8.07%
                                   801 S. Canal C-In
                                   Chicago, IL 60607

SLM STUDENT LOAN TRUST 1998-2
  CUSIP 78442GBC9 $105,750,000

                                                                      AMOUNT AND
                                                                       NATURE OF
                                        NAME AND ADDRESS OF           BENEFICIAL      PERCENT OF
TITLE OF CLASS                            BENEFICIAL OWNER             OWNERSHIP        CLASS
--------------                          -------------------         ---------------   ----------
Floating Rate Student             The Bank of New York/JP Morgan    $ 90,750,000.00      85.82%
  Loan--Backed Certificates       1 Wall Street
                                  New York, NY 10286

                                  The Bank of New York              $ 10,000,000.00       9.46%
                                  925 Patterson Plank Rd.
                                  Secaucus, NJ 07094

SLM STUDENT LOAN TRUST 1999-1
  CUSIP 78442GBH8 $36,060,000

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

SLM STUDENT LOAN TRUST 1999-2
  CUSIP 78442GBN5 $36,000,000

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
  Loan--Backed Certificates       c/o BT Services
                                  Tennessee Inc.
                                  648 Grassmere Park Drive
                                  Nashville, TN 37211

SLM STUDENT LOAN TRUST 1999-3
  CUSIP 78442GBR6 $72,300,000

                                                                      AMOUNT AND
                                                                       NATURE OF
                                        NAME AND ADDRESS OF           BENEFICIAL      PERCENT OF
TITLE OF CLASS                            BENEFICIAL OWNER             OWNERSHIP        CLASS
--------------                          -------------------         ---------------   ----------
Floating Rate Student             The Bank of New York              $ 62,300,000.00      86.17%
  Loan--Backed Certificates       925 Patterson Plank Rd.
                                  Secaucus, NJ 07094

                                  Chase Manhattan Bank              $ 10,000,000.00      13.83%
                                  4 New York Plaza
                                  13th Floor
                                  New York, NY 10004

SLM STUDENT LOAN TRUST 2000-1
  CUSIP 78442GBW5 $71,710,000

                                                                      AMOUNT AND
                                                                       NATURE OF
                                        NAME AND ADDRESS OF           BENEFICIAL      PERCENT OF
TITLE OF CLASS                            BENEFICIAL OWNER             OWNERSHIP        CLASS
--------------                          -------------------         ---------------   ----------
Floating Rate Student             Bankers Trust Company             $ 40,000,000.00      55.78%
  Loan--Backed Certificates       c/o BT Services
                                  Tennessee Inc.
                                  648 Grassmere Park Drive
                                  Nashville, TN 37211

                                  Bank One Trust Company, N. A.     $ 25,210,000.00      35.16%
                                  235 W. Schrock Road
                                  Brooksedge Village
                                  Westerville, OH 43081

                                  Chase Bank of Texas, N. A.        $  6,500,000.00       9.06%
                                  P. O. Box 2558
                                  Houston, TX 77252-2558

SLM STUDENT LOAN TRUST 2000-2
  CUSIP 78442GCB0 $72,290,000

                                                                      AMOUNT AND
                                                                       NATURE OF
                                        NAME AND ADDRESS OF           BENEFICIAL      PERCENT OF
TITLE OF CLASS                            BENEFICIAL OWNER             OWNERSHIP        CLASS
--------------                          -------------------         ---------------   ----------
Floating Rate Student             Bankers Trust Company             $ 31,290,000.00      43.28%
  Loan--Backed Certificates       c/o BT Services
                                  Tennessee Inc.
                                  648 Grassmere Park Drive
                                  Nashville, TN 37211

                                  Chase Manhattan Bank              $ 21,000,000.00      29.05%
                                  4 New York Plaza
                                  13th Floor
                                  New York, NY 10004

                                  Bank One Trust Company, N. A.     $ 20,000,000.00      27.67%
                                  235 W. Schrock Road
                                  Brooksedge Village
                                  Westerville, OH 43081

SLM STUDENT LOAN TRUST 2000-3
  CUSIP 78442GCF1 $89,750,000

                                                                      AMOUNT AND
                                                                       NATURE OF
                                        NAME AND ADDRESS OF           BENEFICIAL      PERCENT OF
TITLE OF CLASS                            BENEFICIAL OWNER             OWNERSHIP        CLASS
--------------                          -------------------         ---------------   ----------
Floating Rate Student             Bankers Trust Company             $ 60,000,000.00      66.85%
  Loan--Backed Certificates       c/o BT Services
                                  Tennessee Inc.
                                  648 Grassmere Park Drive
                                  Nashville, TN 37211

                                  Bank One Trust Company, N. A.     $ 20,000,000.00      27.67%
                                  235 W. Schrock Road
                                  Brooksedge Village
                                  Westerville, OH 43081

                                  Morgan Stanley & Co.              $ 14,750,000.00      16.43%
                                  Incorporated
                                  One Pierrepont Plaza
                                  7th Floor
                                  Brooklyn, NY 11201

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Nothing to Report.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) EXHIBITS. The following documents are filed as part of this Annual Report on Form 10-K:

DESIGNATION                                                         DESCRIPTION
-----------                                                         -----------

Exhibit 19.1                                         Annual Statements of Compliance

Exhibit 19.2                                         Annual Independent Certified Public
                                                       Accountant's Report

    (b) REPORTS ON FORM 8-K. We filed two Current Reports on Form 8-K with the Commission during the last quarter of the period covered by this report. They were filed on:

    - on October 5, 2000 in connection with the closing of SLM Student Loan Trust 2000-4; and

    - on November 3, 2000 in connection with a quarterly Distribution Date.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: March 28, 2001                                  SLM FUNDING CORPORATION

                                                       By:  /s/ JOHN F. REMONDI
                                                            -----------------------------------------
                                                            Name: John F. Remondi
                                                            Title: President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                 /s/ JOHN F. REMONDI                   President and Director
     -------------------------------------------         (Principal Executive         March 28, 2001
                   John F. Remondi                       Officer)

                 /s/ J. LANCE FRANKE                   Chief Financial Officer and
     -------------------------------------------         Director (Principal          March 28, 2001
                   J. Lance Franke                       Financial Officer)

            /s/ WILLIAM M.E. RACHAL, JR.               Treasurer and Controller
     -------------------------------------------         (Principal Accounting        March 28, 2001
              William M.E. Rachal, Jr.                   Officer)

                /s/ EVELYN ECHEVARRIA
     -------------------------------------------       Director                       March 28, 2001
                  Evelyn Echevarria

                 /s/ DOUGLAS JOHNSON
     -------------------------------------------       Director                       March 28, 2001
                   Douglas Johnson

                               INDEX TO EXHIBITS

                                                                                      SEQUENTIALLY
       EXHIBIT                                                                          NUMBERED
       NUMBER                                     EXHIBIT                                 PAGE
---------------------                             -------                             ------------
        19.1            Annual Statements of Compliance                                    14
        19.2            Annual Independent Certified Public Accountant's Report            33