Form 10-K
period 2001-12-31
SLM FUNDING CORP
filed 2002-04-01
CIK 949114

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

            FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001 OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                            SLM FUNDING CORPORATION
                formerly known as SALLIE MAE FUNDING CORPORATION
             (Exact name of registrant as specified in its charter)

                                 Originator of

                   the Sallie Mae Student Loan Trust 1995-1, the Sallie Mae Student Loan Trust 1996-1,
                       the SLM Student Loan Trust 1996-2,
                       the SLM Student Loan Trust 1996-3,
                       the SLM Student Loan Trust 1996-4,
                       the SLM Student Loan Trust 1997-1,
                       the SLM Student Loan Trust 1997-2,
                       the SLM Student Loan Trust 1997-3,
                       the SLM Student Loan Trust 1997-4,
                       the SLM Student Loan Trust 1998-1,
                       the SLM Student Loan Trust 1998-2,

                       the SLM Student Loan Trust 1999-1,
                       the SLM Student Loan Trust 1999-2,
                       the SLM Student Loan Trust 1999-3,
                       the SLM Student Loan Trust 2000-1,
                       the SLM Student Loan Trust 2000-2,
                       the SLM Student Loan Trust 2000-3,
                       the SLM Student Loan Trust 2000-4,
                       the SLM Student Loan Trust 2001-1,
                       the SLM Student Loan Trust 2001-2,
                     the SLM Student Loan Trust 2001-3, and
                       the SLM Student Loan Trust 2001-4.

          DELAWARE            33-95474/333-2502/333-24949/333-44465/333-30932/333-68660           23-2815650
(State or other Jurisdiction                  (Commission File Numbers)                        (I.R.S. employer
     of Incorporation)                                                                       Identification No.)

                            304 S. MINNESOTA STREET,
                                    SUITE B
                           CARSON CITY, NEVADA 89706
                    (Address of principal executive offices)

                                 (775) 884-4179
               Registrant's telephone number, including area code

    Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Documents are incorporated by reference into this Form 10-K: None.

    State the aggregate market value of the voting stock held by non-affiliates of the Registrant: None.

    This Annual Report on Form 10-K is filed in reliance upon (i) certain no-action letters issued by the Office of Chief Counsel, Division of Corporate Finance of the Securities and Exchange Commission stating that the Division will not object if periodic reports filed by the registrant pursuant to Sections 13 and 15(d) of the Securities and Exchange Act of 1934 are filed in the manner set forth in such letters and the requests for such letters and (ii) the Registrant's filing letter accompanying the Registrant's Current Report on Form 8-K filed with the Commission on or about November 6, 1995 in which the Registrant described the manner in which it intended to file such periodic reports.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I.

ITEM 2. PROPERTIES.

    The property of the Sallie Mae Student Loan Trust 1995-1, the Sallie Mae Student Loan Trust 1996-1, the SLM Student Loan Trust 1996-2, the SLM Student Loan Trust 1996-3, the SLM Student Loan Trust 1996-4, the SLM Student Loan Trust 1997-1, the SLM Student Loan Trust 1997-2, the SLM Student Loan Trust 1997-3, the SLM Student Loan Trust 1997-4, the SLM Student Loan Trust 1998-1, the SLM Student Loan Trust 1998-2, the SLM Student Loan Trust 1991-1, the SLM Student Loan Trust 1999-2, the SLM Student Loan Trust 1999-3, the SLM Student Loan Trust 2000-1, the SLM Student Loan Trust 2000-2, the SLM Student Loan Trust 2000-3, the SLM Student Loan Trust 2000-4, the SLM Student Loan Trust 2001-1, the SLM Student Loan Trust 2001-2, the SLM Student Loan Trust 2001-3 and the SLM Student Loan Trust 2001-4 (collectively, the "Trusts") consists of pools of education loans to students and parents of students made under the Federal Family Education Loan Program, all funds collected in respect thereof and monies on deposit in certain trust accounts together with rights to receive payments under certain swap transactions.

    For more information regarding the property of the Trusts, you should review the Annual Statements of Compliance attached as Exhibit 19.1 hereto. These statements are required by

    - Section 3.2 of the Administration Agreements, dated as of October 26, 1995, March 6, 1996, April 26, 1996, July 9, 1996, October 3, 1996 and
      March 20, 1997, by and among the Trusts party thereto, the Student Loan Marketing Association (the "Administrator"), Chase Manhattan Bank USA, National Association, formerly known as Chase Manhattan Bank, Delaware, not in its individual capacity but solely as Trustee (the "Eligible Lender Trustee"), Sallie Mae Servicing L.P., formerly known as Sallie Mae Servicing Corporation (the "Servicer"), SLM Funding Corporation (the "Registrant") and Bankers Trust Company, not in its individual capacity but solely as Indenture Trustee (the "Indenture Trustee"); and

    - the Master Administration Agreement, dated as of May 1, 1997, between the Registrant and the Administrator, as variously amended or supplemented (collectively, the "Administration Agreements").

ITEM 3. LEGAL PROCEEDINGS.

    The Registrant knows of no material pending legal proceedings involving the Registrant or its property.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Nothing to report.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    At December 31, 2001, there was one (1) registered holder of the Trusts' Floating Rate Student Loan-Backed Certificates ("Certificates"), CEDE & Co., as nominee of The Depository Trust Company ("DTC). At December 31, 2001, there were nineteen (19) different persons registered on the books of DTC as record owners of Certificates. The Registrant was a beneficial owner of some of the Certificates. There is no established trading market for the Certificates. The SLM Student Loan Trust 2000-4, the SLM Student Loan Trust 2001-1, the SLM Student Loan Trust 2001-2, the SLM Student Loan Trust 2001-3 and the SLM Student Loan Trust 2001-4 did not issue Certificates.

ITEM 7. OTHER RELATED EVENTS AND INFORMATION.

    Nothing to report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Nothing to report.

                                   PART III.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    At December 31, 2001, the Certificates held by the Registrant were registered in the name of CEDE and Co., as nominee of DTC. The books of DTC indicate that fifteen (15) different participant institutions are record owners of more than 5% of the Certificates.

SALLIE MAE STUDENT LOAN TRUST 1995-1
  CUSIP 79545GAC5 $35,150,000

                                                                        AMOUNT AND
                                                                        NATURE OF
                                          NAME AND ADDRESS OF           BENEFICIAL     PERCENT OF
TITLE OF CLASS                             BENEFICIAL OWNER             OWNERSHIP        CLASS
--------------                            -------------------         --------------   ----------
Floating Rate Student              State Street Bank & Trust Co.      $18,500,000.00      52.86%
  Loan--Backed Certificates        Global Corp. Action Unit
                                   Dept JAB 5NW
                                   1776 Heritage Drive
                                   North Quincy, MA 02171

                                   JPMorgan Chase Bank                $14,650,000.00      41.86%
                                   c/o JP Morgan Investor Services
                                   14201 Dallas Parkway, 12th Floor
                                   Mail Code 121
                                   Dallas, TX 75254

SALLIE MAE STUDENT LOAN TRUST 1996-1
  CUSIP 79545GAF8 $52,500,000

                                                                        AMOUNT AND
                                                                        NATURE OF
                                          NAME AND ADDRESS OF           BENEFICIAL     PERCENT OF
TITLE OF CLASS                             BENEFICIAL OWNER             OWNERSHIP        CLASS
--------------                            -------------------         --------------   ----------
Floating Rate Student              JPMorgan Chase Bank                $25,000,000.00      47.62%
  Loan--Backed Certificates        c/o JP Morgan Investor Services
                                   14201 Dallas Parkway, 12th Floor
                                   Mail Code 121
                                   Dallas, TX 75254

                                   JPMorgan Chase Bank/CCSG           $13,000,000.00      24.76%
                                   P.O. Box 2558
                                   Houston, TX 77252

                                   Bankers Trust Company              $10,000,000.00      19.05%
                                   648 Grassmere Park Road
                                   Nashville, TN 37211

SLM STUDENT LOAN TRUST 1996-2
  CUSIP 78442GAC0 $53,030,000

                                                                        AMOUNT AND
                                                                        NATURE OF
                                          NAME AND ADDRESS OF           BENEFICIAL     PERCENT OF
TITLE OF CLASS                             BENEFICIAL OWNER             OWNERSHIP        CLASS
--------------                            -------------------         --------------   ----------
Floating Rate Student              JPMorgan Chase Bank                $25,499,000.00      48.08%
  Loan--Backed Certificates        c/o JP Morgan Investor Services
                                   14201 Dallas Parkway, 12th Floor
                                   Mail Code 121
                                   Dallas, TX 75254

                                   Boston Safe Deposit & Trust Co.    $19,800,000.00      37.34%
                                   525 William Penn Place
                                   Suite 3631
                                   Pittsburgh, PA 15259

                                   Lehman Brothers Bank, FSB          $ 6,200,000.00      11.69%
                                   200 Vesey Street 3 WFC
                                   New York, NY 10285

SLM STUDENT LOAN TRUST 1996-3
  CUSIP 78442GAF3 $52,750,000

                                                                        AMOUNT AND
                                                                        NATURE OF
                                          NAME AND ADDRESS OF           BENEFICIAL     PERCENT OF
TITLE OF CLASS                             BENEFICIAL OWNER             OWNERSHIP        CLASS
--------------                            -------------------         --------------   ----------
Floating Rate Student              JPMorgan Chase Bank                $19,000,000.00      36.02%
  Loan--Backed Certificates        c/o JP Morgan Investor Services
                                   14201 Dallas Parkway, 12th Floor
                                   Mail Code 121
                                   Dallas, TX 75254

                                   ABN Amro Incorporated              $12,000,000.00      22.75%
                                   181 West Madison
                                   Chicago, IL 60603

                                   Boston Safe Deposit & Trust Co.    $11,000,000.00      20.85%
                                   525 William Penn Place
                                   Suite 3621
                                   Pittsburgh, PA 15259

                                   Lehman Gov't Securities            $10,222,500.00      19.38%
                                   101 Hudson Street
                                   30th Floor
                                   Jersey City, NJ 07302

SLM STUDENT LOAN TRUST 1996-4
  CUSIP 78442GAJ5 $52,700,000

                                                                        AMOUNT AND
                                                                        NATURE OF
                                          NAME AND ADDRESS OF           BENEFICIAL     PERCENT OF
TITLE OF CLASS                             BENEFICIAL OWNER             OWNERSHIP        CLASS
--------------                            -------------------         --------------   ----------
Floating Rate Student              The Bank of New York/JP Morgan     $15,300,000.00      29.03%
  Loan--Backed Certificates        1 Wall Street
                                   New York, NY 10286

                                   Lehman Gov't Securities            $14,873,000.00      28.22%
                                   101 Hudson Street
                                   30th Floor
                                   Jersey City, NJ 07302

                                   JPMorgan Chase Bank                $10,000,000.00      18.98%
                                   c/o JP Morgan Investor Services
                                   14201 Dallas Parkway, 12th Floor
                                   Mail Code 121
                                   Dallas, TX 75254

                                   Boston Safe Deposit & Trust Co.    $ 8,000,000.00      15.18%
                                   525 William Penn Place
                                   Suite 3621
                                   Pittsburgh, PA 15259

                                   Bankers Trust Company              $ 3,000,000.00       5.69%
                                   648 Grassmere Park Road
                                   Nashville, TN 37211

SLM STUDENT LOAN TRUST 1997-1
  CUSIP 78442GAM8 $71,800,000

                                                                        AMOUNT AND
                                                                        NATURE OF
                                          NAME AND ADDRESS OF           BENEFICIAL     PERCENT OF
TITLE OF CLASS                             BENEFICIAL OWNER             OWNERSHIP        CLASS
--------------                            -------------------         --------------   ----------
Floating Rate Student              Boston Safe Deposit & Trust Co.    $34,800,000.00      48.47%
  Loan--Backed Certificates        525 William Penn Place
                                   Suite 3621
                                   Pittsburgh, PA 15259

                                   The Bank of New York/JP Morgan     $13,000,000.00      18.11%
                                   1 Wall Street
                                   New York, NY 10286

                                   JPMorgan Chase Bank                $12,000,000.00      16.71%
                                   c/o JP Morgan Investor Services
                                   14201 Dallas Parkway, 12th Floor
                                   Mail Code 121
                                   Dallas, TX 75254

                                   JPMorgan Chase Bank/CCSG           $10,000,000.00      13.93%
                                   P.O. Box 2558
                                   Houston, TX 77252

SLM STUDENT LOAN TRUST 1997-2
  CUSIP 78442GAQ9 $87,450,000

                                                                        AMOUNT AND
                                                                        NATURE OF
                                          NAME AND ADDRESS OF           BENEFICIAL     PERCENT OF
TITLE OF CLASS                             BENEFICIAL OWNER             OWNERSHIP        CLASS
--------------                            -------------------         --------------   ----------
Floating Rate Student              Bankers Trust Company              $30,000,000.00      34.31%
  Loan--Backed Certificates        648 Grassmere Park Road
                                   Nashville, TN 37211

                                   The Bank of New York/JP Morgan     $20,000,000.00      22.87%
                                   1 Wall Street
                                   New York, NY 10286

                                   JPMorgan Chase Bank                $13,000,000.00      14.87%
                                   c/o JP Morgan Investor Services
                                   14201 Dallas Parkway, 12th Floor
                                   Mail Code 121
                                   Dallas, TX 75254

                                   ING Barings Corp.                  $10,000,000.00      11.44%
                                   350 Park Avenue
                                   New York, NY 10022

                                   Boston Safe Deposit & Trust Co.    $ 9,450,000.00      10.81%
                                   525 William Penn Place
                                   Suite 3621
                                   Pittsburgh, PA 15259

                                   Lehman Brothers Bank, FSB          $ 5,000,000.00       5.72%
                                   200 Vesey Street 3 WFC
                                   New York, NY 10285

SLM STUDENT LOAN TRUST 1997-3
  CUSIP 78442GAT3 $90,150,000

                                                                        AMOUNT AND
                                                                        NATURE OF
                                          NAME AND ADDRESS OF           BENEFICIAL     PERCENT OF
TITLE OF CLASS                             BENEFICIAL OWNER             OWNERSHIP        CLASS
--------------                            -------------------         --------------   ----------
Floating Rate Student              The Bank of New York/JP Morgan     $48,650,000.00      53.97%
  Loan--Backed Certificates        1 Wall Street
                                   New York, NY 10286

                                   Bankers Trust Company              $12,200,000.00      13.53%
                                   648 Grassmere Park Road
                                   Nashville, TN 37211

                                   ING Barings Corp.                  $12,150,000.00      13.48%
                                   350 Park Avenue
                                   New York, NY 10022

                                   Boston Safe Deposit & Trust Co.    $12,150,000.00      13.48%
                                   525 William Penn Place
                                   Suite 3621
                                   Pittsburgh, PA 15259

                                   State Street Bank & Trust Co.      $ 5,000,000.00       5.55%
                                   Global Corp. Action Unit
                                   Dept JAB 5NW
                                   1776 Heritage Drive
                                   North Quincy, MA 02171

SLM STUDENT LOAN TRUST 1997-4
  CUSIP 78442GAW6 $89,900,000

                                                                        AMOUNT AND
                                                                        NATURE OF
                                          NAME AND ADDRESS OF           BENEFICIAL     PERCENT OF
TITLE OF CLASS                             BENEFICIAL OWNER             OWNERSHIP        CLASS
--------------                            -------------------         --------------   ----------
Floating Rate Student              The Bank of New York/JP Morgan     $77,535,887.00      86.25%
  Loan--Backed Certificates        1 Wall Street
                                   New York, NY 10286

                                   HSBC Bank USA                      $12,364,113.00      13.75%
                                   One Hanson Place
                                   Lower Level
                                   Brooklyn, NY 11243

SLM STUDENT LOAN TRUST 1998-1
  CUSIP 78442GAZ9 $106,550,000

                                                                        AMOUNT AND
                                                                        NATURE OF
                                          NAME AND ADDRESS OF           BENEFICIAL     PERCENT OF
TITLE OF CLASS                             BENEFICIAL OWNER             OWNERSHIP        CLASS
--------------                            -------------------         --------------   ----------
Floating Rate Student              The Bank of New York/JP Morgan     $81,550,000.00      76.54%
  Loan--Backed Certificates        1 Wall Street
                                   New York, NY 10286

                                   State Street Bank & Trust Co.      $13,250,000.00      12.44%
                                   Global Corp. Action Unit
                                   Dept JAB5NW
                                   1776 Heritage Drive
                                   North Quincy, MA 02171

                                   Credit Suisse First Boston Corp.   $ 8,600,000.00       8.07%
                                   c/o ADP Proxy Services

SLM STUDENT LOAN TRUST 1998-2
  CUSIP 78442GBC9 $105,750,000

                                                                        AMOUNT AND
                                                                        NATURE OF
                                          NAME AND ADDRESS OF           BENEFICIAL     PERCENT OF
TITLE OF CLASS                             BENEFICIAL OWNER             OWNERSHIP        CLASS
--------------                            -------------------         --------------   ----------
Floating Rate Student              The Bank of New York/JP Morgan     $90,750,000.00      85.82%
  Loan--Backed Certificates        1 Wall Street
                                   New York, NY 10286

                                   ING Barings Corp.                  $10,000,000.00       9.46%
                                   350 Park Avenue
                                   New York, NY 10022

SLM STUDENT LOAN TRUST 1999-1
  CUSIP 78442GBH8 $36,060,000

                                                                        AMOUNT AND
                                                                        NATURE OF
                                          NAME AND ADDRESS OF           BENEFICIAL     PERCENT OF
TITLE OF CLASS                             BENEFICIAL OWNER             OWNERSHIP        CLASS
--------------                            -------------------         --------------   ----------
Floating Rate Student              Bankers Trust Company              $36,060,000.00     100.00%
  Loan--Backed Certificates        648 Grassmere Park Road
                                   Nashville, TN 37211

SLM STUDENT LOAN TRUST 1999-2
  CUSIP 78442GBN5 $36,000,000

                                                                        AMOUNT AND
                                                                        NATURE OF
                                          NAME AND ADDRESS OF           BENEFICIAL     PERCENT OF
TITLE OF CLASS                             BENEFICIAL OWNER             OWNERSHIP        CLASS
--------------                            -------------------         --------------   ----------
Floating Rate Student              Bankers Trust Company              $36,000,000.00     100.00%
  Loan--Backed Certificates        648 Grassmere Park Road
                                   Nashville, TN 37211

SLM STUDENT LOAN TRUST 1999-3
  CUSIP 78442GBR6 $72,300,000

                                                                        AMOUNT AND
                                                                        NATURE OF
                                          NAME AND ADDRESS OF           BENEFICIAL     PERCENT OF
TITLE OF CLASS                             BENEFICIAL OWNER             OWNERSHIP        CLASS
--------------                            -------------------         --------------   ----------
Floating Rate Student              The Bank of New York               $42,300,000.00      58.51%
  Loan--Backed Certificates        925 Patterson Plank Rd.
                                   Secaucus, NJ 07094

                                   JPMorgan Chase Bank                $30,000,000.00      41.49%
                                   c/o JP Morgan Investor Services
                                   14201 Dallas Parkway, 12th Floor
                                   Mail Code 121
                                   Dallas, TX 75254

SLM STUDENT LOAN TRUST 2000-1
  CUSIP 78442GBW5 $71,710,000

                                                                        AMOUNT AND
                                                                        NATURE OF
                                          NAME AND ADDRESS OF           BENEFICIAL     PERCENT OF
TITLE OF CLASS                             BENEFICIAL OWNER             OWNERSHIP        CLASS
--------------                            -------------------         --------------   ----------
Floating Rate Student              Bankers Trust Company              $40,000,000.00      55.78%
  Loan--Backed Certificates        648 Grassmere Park Road
                                   Nashville, TN 37211

                                   Bank One Trust Company, N.A.       $25,210,000.00      35.16%
                                   340 South Cleveland Avenue
                                   Building 350
                                   Columbus, OH 43240

                                   JPMorgan Chase Bank/CCSG           $ 6,500,000.00       9.06%
                                   P.O. Box 2558
                                   Houston, TX 77252

SLM STUDENT LOAN TRUST 2000-2
  CUSIP 78442GCB0 $72,290,000

                                                                        AMOUNT AND
                                                                        NATURE OF
                                          NAME AND ADDRESS OF           BENEFICIAL     PERCENT OF
TITLE OF CLASS                             BENEFICIAL OWNER             OWNERSHIP        CLASS
--------------                            -------------------         --------------   ----------
Floating Rate Student              Bankers Trust Company 648          $31,290,000.00      43.28%
  Loan--Backed Certificates        Grassmere Park Road
                                   Nashville, TN 37211

                                   JPMorgan Chase Bank                $21,000,000.00      29.05%
                                   c/o JP Morgan Investor Services
                                   14201 Dallas Parkway, 12th Floor
                                   Mail Code 121
                                   Dallas, TX 75254

                                   Bank One Trust Company, N.A.       $20,000,000.00      27.67%
                                   340 South Cleveland Avenue
                                   Building 350
                                   Columbus, OH 43240

SLM STUDENT LOAN TRUST 2000-3
  CUSIP 78442GCF1 $89,750,000

                                                                        AMOUNT AND
                                                                        NATURE OF
                                          NAME AND ADDRESS OF           BENEFICIAL     PERCENT OF
TITLE OF CLASS                             BENEFICIAL OWNER             OWNERSHIP        CLASS
--------------                            -------------------         --------------   ----------
Floating Rate Student              Bankers Trust Company              $60,000,000.00      66.85%
  Loan--Backed Certificates        648 Grassmere Park Road
                                   Nashville, TN 37211

                                   Bank One Trust Company, N.A.       $15,000,000.00      16.71%
                                   340 South Cleveland Avenue
                                   Building 350
                                   Columbus, OH 43240

                                   Merrill Lynch, Pierce, Fenner &    $14,750,000.00      16.43%
                                   Smith Safekeeping
                                   4 Corporate Place
                                   Piscataway, NJ 08854

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Nothing to Report.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) EXHIBITS. The following documents are filed as part of this Annual Report on Form 10-K:

DESIGNATION                                                           DESCRIPTION
-----------                                                           -----------
Exhibit 19.1                                     Annual Statements of Compliance

Exhibit 19.2                                     Annual Independent Certified Public Accountant's
                                                   Report

Exhibit 99.1                                     Company's Letter to Commission Concerning
                                                   Representations from Arthur Andersen LLC

    (b) REPORTS ON FORM 8-K. We filed eight (8) Current Reports on Form 8-K with the Commission during the period covered by this report. They were filed on:

    - on February 12, 2001 in connection with a quarterly Distribution Date;

    - on March 14, 2001 in connection with the closing of SLM Student Loan Trust 2001-1;

    - on May 4, 2001, in connection with a quarterly Distribution Date;

    - on June 15, 2001 in connection with the closing of SLM Student Loan Trust 2001-2;

    - on August 3, 2001, in connection with a quarterly Distribution Date;

    - on August 10, 2001, in connection with the closing of SLM Student Loan Trust 2001-3;

    - on November 5, 2001, in connection with a quarterly Distribution Date; and

    - on December 21, 2001, in connection with the closing of SLM Student Loan Trust 2001-4.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: March 28, 2002                                  SLM FUNDING CORPORATION

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

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                 /s/ JOHN F. REMONDI                   President and Director
     -------------------------------------------         (Principal Executive         March 28, 2002
                   John F. Remondi                       Officer)

                 /s/ J. LANCE FRANKE                   Chief Financial Officer and
     -------------------------------------------         Director (Principal          March 28, 2002
                   J. Lance Franke                       Financial Officer)

            /s/ WILLIAM M.E. RACHAL, JR.               Treasurer and Controller
     -------------------------------------------         (Principal Accounting        March 28, 2002
              William M.E. Rachal, Jr.                   Officer)

               /s/ EVENLYN ECHEVARRIA
     -------------------------------------------       Director                       March 28, 2002
                  Evelyn Echevarria

                 /s/ DOUGLAS JOHNSON
     -------------------------------------------       Director                       March 28, 2002
                   Douglas Johnson

                               INDEX TO EXHIBITS

                                                                                      SEQUENTIALLY
       EXHIBIT                                                                          NUMBERED
       NUMBER                                     EXHIBIT                                 PAGE
---------------------                             -------                             ------------
        19.1            Annual Statements of Compliance                                    14
        19.2            Annual Independent Certified Public Accountant's Report            33
        99.1            Company's Letter to Commission Concerning Representations
                        from Arthur Andersen, LLP                                         166