Form 10-K
period 2002-12-31
SLM FUNDING LLC
filed 2003-03-31
CIK 949114

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2002 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                      to

SLM FUNDING LLC
formerly known as SALLIE MAE FUNDING CORPORATION and SLM FUNDING CORPORATION
(Exact name of registrant as specified in its charter)

Depositor of

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
the SLM Student Loan Trust 2000-4,
the SLM Student Loan Trust 2001-1,
the SLM Student Loan Trust 2001-2,
the SLM Student Loan Trust 2001-3,
the SLM Student Loan Trust 2001-4,
the SLM Student Loan Trust 2002-1,
the SLM Student Loan Trust 2002-2,
the SLM Student Loan Trust 2002-3,
the SLM Student Loan Trust 2002-4,
the SLM Student Loan Trust 2002-5,
the SLM Student Loan Trust 2002-6,
the SLM Student Loan Trust 2002-7,
the SLM Student Loan Trust 2002-8,
the SLM Student Loan Trust 2003-1,
the SLM Student Loan Trust 2003-2, and
the SLM Student Loan Trust 2003-3.
DELAWARE	33-95474/333-2502/333-24949/333-44465/333-30932/333-68660/333-97247	23-2815650
(State or other Jurisdiction of Incorporation)	(Commission File Numbers)	(I.R.S. employer Identification No.)

11600 SALLIE MAE DRIVE
RESTON, VA 20193
(Address of principal executive offices)

(703) 810-7600
Registrant's telephone number, including area code

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Documents are incorporated by reference into this Form 10-K: None.

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

PART I.

Item 2. Properties.

        SLM Funding LLC, the successor-in-interest to SLM Funding Corporation, is the depositor for 33 trusts, as of March 31, 2003. They are the Sallie Mae Student Loan Trust 1995-1, the Sallie Mae Student Loan Trust 1996-1, the SLM Student Loan Trust 1996-2, the SLM Student Loan Trust 1996-3, the SLM Student Loan Trust 1996-4, the SLM Student Loan Trust 1997-1, the SLM Student Loan Trust 1997-2, the SLM Student Loan Trust 1997-3, the SLM Student Loan Trust 1997-4, the SLM Student Loan Trust 1998-1, the SLM Student Loan Trust 1998-2, the SLM Student Loan Trust 1991-1, the SLM Student Loan Trust 1999-2, the SLM Student Loan Trust 1999-3, the SLM Student Loan Trust 2000-1, the SLM Student Loan Trust 2000-2, the SLM Student Loan Trust 2000-3, the SLM Student Loan Trust 2000-4, the SLM Student Loan Trust 2001-1, the SLM Student Loan Trust 2001-2, the SLM Student Loan Trust 2001-3, the SLM Student Loan Trust 2001-4, the SLM Student Loan Trust 2002-1, the SLM Student Loan Trust 2002-2, the SLM Student Loan Trust 2002-3, the SLM Student Loan Trust 2002-4, the SLM Student Loan Trust 2002-5, the SLM Student Loan Trust 2002-6, the SLM Student Loan Trust 2002-7, the SLM Student Loan Trust 2002-8, the SLM Student Loan Trust 2003-1, the SLM Student Loan Trust 2003-2 and the SLM Student Loan Trust 2003-3 (collectively, the "Trusts"). The property of the Trusts consists of pools of education loans to students and parents of students made under the Federal Family Education Loan Program, all funds collected in respect thereof and monies on deposit in certain trust accounts together with rights to receive payments under certain swap transactions.

        On an annual basis, each trust is required to provide statements of compliance of its servicers and administrators. The Annual Statements of Compliance for the Sallie Mae Student Loan Trust 1995-1 to and including the SLM Student Loan Trust 2002-8 are attached as Exhibit 19.1 hereto. These statements are required by

  •
  Section 3.2 of the Administration Agreements, dated as of October 26, 1995, March 6, 1996, April 26, 1996, July 9, 1996, October 3, 1996 and March 20, 1997, by and among the Trusts party thereto, the Student Loan Marketing Association (the "Administrator"), Chase Manhattan Bank USA, National Association, formerly known as Chase Manhattan Bank, Delaware, not in its individual capacity but solely as Trustee (the "Eligible Lender Trustee"), Sallie Mae Servicing L.P., formerly known as Sallie Mae Servicing Corporation (the "Servicer"), SLM Funding LLC, formerly known as SLM Funding Corporation, and Bankers Trust Company, not in its individual capacity but solely as Indenture Trustee (the "Indenture Trustee"); and

  •
  the Master Administration Agreement, dated as of May 1, 1997, between SLM Funding LLC, as the successor-in-interest to SLM Funding Corporation, and the Administrator, as variously amended or supplemented (collectively, the "Administration Agreements").

Item 3. Legal Proceedings.

        The Registrant knows of no material pending legal proceedings involving the Registrant or its property.

Item 4. Submission of Matters to a Vote of Security Holders.

        Nothing to report.

PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        At December 31, 2002, there was one (1) registered holder of the Trusts' Floating Rate Student Loan-Backed Certificates ("Certificates"), CEDE & Co., as nominee of The Depository Trust Company ("DTC). At December 31, 2002, there were nineteen (19) different persons registered on the books of DTC as record owners of Certificates. The Registrant was a beneficial owner of some of the Certificates. There is no established trading market for the Certificates. The SLM Student Loan Trust 2000-4, the SLM Student Loan Trust 2001-1, the SLM Student Loan Trust 2001-2, the SLM Student Loan Trust 2001-3, the SLM Student Loan Trust 2001-4, the SLM Student Loan Trust 2002-1, the SLM Student Loan Trust 2002-2, the SLM Student Loan Trust 2002-3, the SLM Student Loan Trust 2002-4, the SLM Student Loan Trust 2002-5, the SLM Student Loan Trust 2002-6, the SLM Student Loan Trust 2002-7 and the SLM Student Loan Trust 2002-8 did not issue Certificates.

Item 7. Other Related Events and Information.

        Nothing to report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Nothing to report.

PART III.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        At December 31, 2002, the Certificates held by the Registrant were registered in the name of CEDE and Co., as nominee of DTC. The books of DTC indicate that fifteen (15) different participant institutions are record owners of more than 5% of the Certificates.

SALLIE MAE STUDENT LOAN TRUST 1995-1
CUSIP 79545GAC5 $35,150,000

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Floating Rate Student Loan—Backed Certificates	JPMorgan Chase Bank c/o JP Morgan Investor Services 14201 Dallas Parkway 12th Floor Mail Code 121 Dallas, TX 75254	$14,650,000.00	41.86%
	Morgan Stanley & Co. Incorporated One Pierrepont Plaza 7th Floor Brooklyn, NY 11201	$10,000,000.00	28.57%
	PNC Bank, National Association 1600 Market Street 29th Floor Philadelphia, PA 19103	$4,500,000.00	12.86%
	State Street Bank & Trust Co. 1776 Heritage Drive North Quincy, MA 02171	$4,000,000.00	11.43%

SALLIE MAE STUDENT LOAN TRUST 1996-1
CUSIP 79545GAF8 $52,500,000

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Floating Rate Student Loan—Backed Certificates	National City Bank 4100 West 150th Street Cleveland, Ohio 44135	$25,000,000.00	47.62%
	JPMorgan Chase Bank c/o JP Morgan Investor Services 14201 Dallas Parkway 12th Floor Mail Code 121 Dallas, TX 75254	$13,000,000.00	24.76%
	Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	$10,000,000.00	19.05%

SLM STUDENT LOAN TRUST 1996-2
CUSIP 78442GAC0 $53,030,000

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Floating Rate Student Loan—Backed Certificates	JPMorgan Chase Bank c/o JP Morgan Investor Services 14201 Dallas Parkway 12th Floor Mail Code 121 Dallas, TX 75254	$25,499,000.00	48.08%
	Boston Safe Deposit & Trust Co. 525 William Penn Place Suite 3631 Pittsburgh, PA 15259	$19,800,000.00	37.34%
	Wells Fargo Bank Minnesota, N.A. c/o ADP Proxy Services 51 Mercedes Way Edgewood, NY 11717	$6,200,000.00	11.69%

SLM STUDENT LOAN TRUST 1996-3
CUSIP 78442GAF3 $52,750,000

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Floating Rate Student Loan—Backed Certificates	National City Bank 4100 West 150th Street Cleveland, Ohio 44135	$17,000,000.00	32.23%
	Boston Safe Deposit & Trust Co. 525 William Penn Place Suite 3621 Pittsburgh, PA 15259	$11,000,000.00	20.85%
	Wells Fargo Bank Minnesota, N.A. c/o ADP Proxy Services Edgewood, NY 11717	$8,000,000.00	15.17%
	Salomon Smith Barney Inc./Salomon Bros. 333 W 34th Street 3rd Floor New York, NY 10001	$7,222,500.00	13.69%
	Merrill Lynch, Pierce, Fenner & Smith Incorporated 101 Hudson Street 9th Floor Jersey City, NJ 07302	$4,000,000.00	7.58%
	Morgan Stanley & Co. Incorporated One Pierrepont Plaza 7th Floor Brooklyn, NY 11201	$3,000,000.00	5.69%

SLM STUDENT LOAN TRUST 1996-4
CUSIP 78442GAJ5 $52,700,000

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Floating Rate Student Loan—Backed Certificates	The Bank of New York/JP Morgan One Wall Street New York, NY 10286	$15,300,000.00	29.03%
	Salomon Smith Barney Inc. 3rd Floor New York, NY 10001	$14,873,000.00	28.22%
	National City Bank 4100 West 150th St. Cleveland, Ohio 44135	$10,000,000.00	18.98%
	Boston Safe Deposit & Trust Co. 525 William Penn Place Suite 3621 Pittsburgh, PA 15259	$8,000,000.00	15.18%
	Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	$3,000,000.00	5.69%

SLM STUDENT LOAN TRUST 1997-1
CUSIP 78442GAM8 $71,800,000

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Floating Rate Student Loan—Backed Certificates	Boston Safe Deposit & Trust Co. 525 William Penn Place Suite 3621 Pittsburgh, PA 15259	$34,800,000.00	48.47%
	JPMorgan Chase Bank c/o JP Morgan Investor Services 14201 Dallas Parkway 12th Floor Mail Code 121 Dallas, TX 75254	$22,000,000.00	30.64%
	The Bank of New York/JP Morgan 1 Wall Street New York, NY 10286	$13,000,000.00	18.11%

SLM STUDENT LOAN TRUST 1997-2
CUSIP 78442GAQ9 $87,450,000

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Floating Rate Student Loan—Backed Certificates	Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	$30,000,000.00	34.31%
	The Bank of New York/JP Morgan 1 Wall Street New York, NY 10286	$20,000,000.00	22.87%
	JPMorgan Chase Bank c/o JP Morgan Investor Services 14201 Dallas Parkway 12th Floor Mail Code 121 Dallas, TX 75254	$13,000,000.00	14.87%
	BNY Clearinghouse International Services Division 101 Barclays Street New York, NY 10286	$10,000,000.00	11.44%
	Boston Safe Deposit & Trust Co. 525 William Penn Place Suite 3621 Pittsburgh, PA 15259	$9,450,000.00	10.81%
	Wells Fargo Bank Minnesota, N.A. c/o ADP Proxy Services 51 Mercedes Way Edgewood, NY 11717	$5,000,000.00	5.72%

SLM STUDENT LOAN TRUST 1997-3
CUSIP 78442GAT3 $90,150,000

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Floating Rate Student Loan—Backed Certificates	The Bank of New York/JP Morgan 1 Wall Street New York, NY 10286	$48,650,000.00	53.97%
	Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	$12,200,000.00	13.53%
	BNY Clearinghouse International Services Division 101 Barclay Street New York, NY 10286	$12,150,000.00	13.48%
	Boston Safe Deposit & Trust Co. 525 William Penn Place Suite 3621 Pittsburgh, PA 15259	$12,150,000.00	13.48%
	State Street Bank & Trust Co. 1776 Heritage Drive North Quincy, MA 02171	$5,000,000.00	5.55%

SLM STUDENT LOAN TRUST 1997-4
CUSIP 78442GAW6 $89,900,000

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Floating Rate Student Loan—Backed Certificates	The Bank of New York/JP Morgan 1 Wall Street New York, NY 10286	$89,900,000.00	100%

SLM STUDENT LOAN TRUST 1998-1
CUSIP 78442GAZ9 $106,550,000

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Floating Rate Student Loan—Backed Certificates	The Bank of New York/JP Morgan 1 Wall Street New York, NY 10286	$81,550,000.00	76.54%
	Merrill Lynch, Pierce, Fenner & Smith, Inc. 101 Hudson Street 9th Floor Jersey City, NJ 07303	$10,650,000.00	10.00%
	Wells Fargo Bank Minnesota, N.A. c/o ADP Proxy Services Edgewood, NY 11717	$8,600,000.00	8.07%

SLM STUDENT LOAN TRUST 1998-2
CUSIP 78442GBC9 $105,750,000

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Floating Rate Student Loan—Backed Certificates	The Bank of New York/JP Morgan 1 Wall Street New York, NY 10286	$90,750,000.00	85.82%
	BNY Clearinghouse International Services Division 101 Barclay Street New York, NY 10286	$10,000,000.00	9.46%

SLM STUDENT LOAN TRUST 1999-1
CUSIP 78442GBH8 $36,060,000

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Floating Rate Student Loan—Backed Certificates	Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	$36,060,000.00	100.00%

SLM STUDENT LOAN TRUST 1999-2
CUSIP 78442GBN5 $36,000,000

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Floating Rate Student Loan—Backed Certificates	Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	$36,000,000.00	100.00%

SLM STUDENT LOAN TRUST 1999-3
CUSIP 78442GBR6 $72,300,000

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Floating Rate Student Loan—Backed Certificates	The Bank of New York One Wall Street New York, NY 10286	$42,300,000.00	58.51%
	JPMorgan Chase Bank c/o JP Morgan Investor Services 14201 Dallas Parkway 12th Floor Mail Code 121 Dallas, TX 75254	$30,000,000.00	41.49%

SLM STUDENT LOAN TRUST 2000-1
CUSIP 78442GBW5 $71,710,000

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Floating Rate Student Loan—Backed Certificates	Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	$40,000,000.00	55.78%
	JPMorgan Chase Bank 14201 Dallas Parkway 12th Floor Mail Code 121 Dallas, TX 75254	$27,710,000.00	38.64%
	Bank One Trust Company, N.A. 340 South Cleveland Avenue Building 350 Columbus, OH 43240	$10,000,000.00	13.95%

SLM STUDENT LOAN TRUST 2000-2
CUSIP 78442GCB0 $72,290,000

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Floating Rate Student Loan—Backed Certificates	Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	$31,290,000.00	43.28%
	JPMorgan Chase Bank c/o JP Morgan Investor Services 14201 Dallas Parkway 12th Floor Mail Code 121 Dallas, TX 75254	$31,000,000.00	42.68%
	Bank One Trust Company, N.A. 340 South Cleveland Avenue Building 350 Columbus, OH 43240	$10,000,000.00	13.83%

SLM STUDENT LOAN TRUST 2000-3
CUSIP 78442GCF1 $89,750,000

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Floating Rate Student Loan—Backed Certificates	Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	$60,000,000.00	66.85%
	Bank One Trust Company, N.A. 340 South Cleveland Avenue Building 350 Columbus, OH 43240	$15,000,000.00	16.71%
	Merrill Lynch, Pierce, Fenner & Smith 4 Corporate Place Piscataway, NJ 08854	$14,750,000.00	16.43%

Item 13. Certain Relationships and Related Transactions.

        Nothing to Report.

PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

        (a)    Exhibits.    The following documents are filed as part of this Annual Report on Form 10-K:

Designation	Description
Exhibit 19.1	Annual Statements of Compliance of the Administrator and the Servicer
Exhibit 19.2	Annual Independent Certified Public Accountant's Report

        (b)    Reports on Form 8-K.    We filed thirteen (13) Current Reports on Form 8-K with the Commission during the period covered by this report. They are:

  •
  on February 1, 2002 in connection with the January 25, 2002 Quarterly Distribution Date;

  •
  on March 13, 2002 in connection with the closing of SLM Student Loan Trust 2002-1;

  •
  on April 4, 2002, in connection with the closing of SLM Student Loan Trust 2002-2;

  •
  on May 3, 2002, in connection with the April 25, 2002 Quarterly Distribution Date;

  •
  on May 20, 2002, in connection with the closing of SLM Student Loan Trust 2002-3;

  •
  on July 16, 2002, in connection with the closing of SLM Student Loan Trust 2002-4;

  •
  on July 30, 2002, in connection with the July 25, 2002 Quarterly Distribution Date;

  •
  on September 4, 2002, in connection with the closing of SLM Student Loan Trust 2002-5;

  •
  on September 27, 2002, in connection with the September 15, 2002 Quarterly Distribution Date;

  •
  on November 4, 2002, in connection with the October 25, 2002 Quarterly Distribution Date;

  •
  on November 13, 2002, in connection with the closing of SLM Student Loan Trust 2002-6;

  •
  on December 5, 2002, in connection with the closing of SLM Student Loan Trust 2002-7; and

  •
  on December 20, 2002, in connection with the closing of SLM Student Loan Trust 2002-8.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: March 31, 2003	SLM FUNDING LLC
	By:	/s/ JOHN F. REMONDI Name: John F. Remondi Title: President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ JOHN F. REMONDI John F. Remondi	President (Principal Executive Officer) and Manager	March 31, 2003
/s/ C.E. ANDREWS C. E. Andrews	Chief Financial Officer (Principal Financial Officer) and Manager	March 31, 2003
Domenic A. Borriello	Independent Manager	March 31, 2003
/s/ KIM E. LUTHANS Kim E. Luthans	Independent Manager	March 31, 2003

CERTIFICATION

I, John F. Remondi, certify that:

        1.    I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of SLM Funding LLC;

        2.    Based on my knowledge, the information in these reports, taken as a while, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

        3.    Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

        4.    Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

        5.    The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedures, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

Date: March 31, 2003

/s/ JOHN F. REMONDI
John F. Remondi
President
SLM Funding LLC

CERTIFICATION

I, C. E. Andrews, certify that:

        1.    I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of SLM Funding LLC;

        2.    Based on my knowledge, the information in these reports, taken as a while, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

        3.    Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

        4.    Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

        5.    The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedures, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

Date: March 31, 2003

/s/ C.E. ANDREWS
C.E. Andrews
Chief Financial Officer
SLM Funding LLC

INDEX TO EXHIBITS

Exhibit Number	Exhibit	Sequentially Numbered Page
19.1	Annual Statements of Compliance of the Administrator and the Servicer	17
19.2	Annual Independent Certified Public Accountant's Report	105

QuickLinks

PART I.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II.
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
  Item 7. Other Related Events and Information.
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
PART IV.
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
CERTIFICATION
CERTIFICATION
INDEX TO EXHIBITS