Form 10-K
period 2003-12-31
SLM FUNDING LLC
filed 2004-03-30
CIK 949114

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
the SLM Student Loan Trust 2002-2,
the SLM Student Loan Trust 2002-3,
the SLM Student Loan Trust 2002-4,
the SLM Student Loan Trust 2002-5,
the SLM Student Loan Trust 2002-6,
the SLM Student Loan Trust 2002-7,
the SLM Student Loan Trust 2002-8,
the SLM Student Loan Trust 2003-1,
the SLM Student Loan Trust 2003-2
the SLM Student Loan Trust 2003-3,
the SLM Student Loan Trust 2003-4,
the SLM Student Loan Trust 2003-5,
the SLM Student Loan Trust 2003-6,
the SLM Student Loan Trust 2003-7,
the SLM Student Loan Trust 2003-8,
the SLM Student Loan Trust 2003-9,
the SLM Student Loan Trust 2003-11,
the SLM Student Loan Trust 2003-12,
the SLM Student Loan Trust 2003-14,
the SLM Student Loan Trust 2004-1,
the SLM Student Loan Trust 2004-2, and
SLM Student Loan Trust 2004-3.
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

PART I.

Item 2. Properties.

        SLM Funding LLC, the successor-in-interest to SLM Funding Corporation, is the depositor for 46 trusts, as of March 29, 2003. They are the Sallie Mae Student Loan Trust 1995-1, the Sallie Mae Student Loan Trust 1996-1, the SLM Student Loan Trust 1996-2, the SLM Student Loan Trust 1996-3, the SLM Student Loan Trust 1996-4, the SLM Student Loan Trust 1997-1, the SLM Student Loan Trust 1997-2, the SLM Student Loan Trust 1997-3, the SLM Student Loan Trust 1997-4, the SLM Student Loan Trust 1998-1, the SLM Student Loan Trust 1998-2, the SLM Student Loan Trust 1991-1, the SLM Student Loan Trust 1999-2, the SLM Student Loan Trust 1999-3, the SLM Student Loan Trust 2000-1, the SLM Student Loan Trust 2000-2, the SLM Student Loan Trust 2000-3, the SLM Student Loan Trust 2000-4, the SLM Student Loan Trust 2001-1, the SLM Student Loan Trust 2001-2, the SLM Student Loan Trust 2001-3, the SLM Student Loan Trust 2001-4, the SLM Student Loan Trust 2002-1, the SLM Student Loan Trust 2002-2, the SLM Student Loan Trust 2002-3, the SLM Student Loan Trust 2002-4, the SLM Student Loan Trust 2002-5, the SLM Student Loan Trust 2002-6, the SLM Student Loan Trust 2002-7, the SLM Student Loan Trust 2002-8, the SLM Student Loan Trust 2003-1, the SLM Student Loan Trust 2003-2, the SLM Student Loan Trust 2003-3, the SLM Student Loan Trust 2003-4, the SLM Student Loan Trust 2003-5, the SLM Student Loan Trust 2003-6, the SLM Student Loan Trust 2003-7, the SLM Student Loan Trust 2003-8, the SLM Student Loan Trust 2003-9, the SLM Student Loan Trust 2003-10 (non-registered transaction), the SLM Student Loan Trust 2003-11, the SLM Student Loan Trust 2003-12, the SLM Student Loan Trust 2003-14, the SLM Student Loan Trust 2004-1, the SLM Student Loan Trust 2004-2 and the SLM Student Loan Trust 2004-3 (collectively, the "Trusts"). The property of the Trusts consists of pools of education loans to students and parents of students made under the Federal Family Education Loan Program, all funds collected in respect thereof and monies on deposit in certain trust accounts together with rights to receive payments under certain swap transactions.

        On an annual basis, each trust is required to provide statements of compliance of its servicers and administrators. The Annual Statements of Compliance for the Sallie Mae Student Loan Trust 1995-1 to and including the SLM Student Loan Trust 2003-14 are attached as Exhibit 19.1 hereto. These statements are required by

  •
  Section 3.2 of the Administration Agreements, dated thereto, by and among the Trusts party thereto, the Student Loan Marketing Association (the "Administrator"), Chase Manhattan Bank USA, National Association, formerly known as Chase Manhattan Bank, Delaware, not in its individual capacity but solely as Trustee (the "Eligible Lender Trustee"), Sallie Mae Inc. (the "Servicer"), SLM Funding LLC, formerly known as SLM Funding Corporation, and The Bank of New York, not in its individual capacity but solely as Indenture Trustee (the "Indenture Trustee"); and

  •
  the Master Administration Agreement, dated as of May 1, 1997, between SLM Funding LLC, as the successor-in-interest to SLM Funding Corporation, and the Administrator, as variously amended or supplemented (collectively, the "Administration Agreements").

Item 3. Legal Proceedings.

        The Registrant knows of no material pending legal proceedings involving the Registrant or its property.

Item 4. Submission of Matters to a Vote of Security Holders.

        Nothing to report.

PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        At December 31, 2003, there was one (1) registered holder of the Trusts' Floating Rate Student Loan-Backed Certificates ("Certificates"), CEDE & Co., as nominee of The Depository Trust Company ("DTC). At December 31, 2003, there were thirteen (13) different persons registered on the books of DTC as record owners of Certificates. The Registrant was a beneficial owner of some of the Certificates. There is no established trading market for the Certificates. The SLM Student Loan Trust 2000-4, the SLM Student Loan Trust 2001-1, the SLM Student Loan Trust 2001-2, the SLM Student Loan Trust 2001-3, the SLM Student Loan Trust 2001-4, the SLM Student Loan Trust 2002-1, the SLM Student Loan Trust 2002-2, the SLM Student Loan Trust 2002-3, the SLM Student Loan Trust 2002-4, the SLM Student Loan Trust 2002-5, the SLM Student Loan Trust 2002-6, the SLM Student Loan Trust 2002-7, the SLM Student Loan Trust 2002-8, the SLM Student Loan Trust 2003-4, the SLM Student Loan Trust 2003-5, the SLM Student Loan Trust 2003-6, the SLM Student Loan Trust 2003-7, the SLM Student Loan Trust 2003-8, the SLM Student Loan Trust 2003-9, the SLM Student Loan Trust 2003-10, the SLM Student Loan Trust 2003-11, the SLM Student Loan Trust 2003-12, the SLM Student Loan Trust 2003-14, the SLM Student Loan Trust 2004-1, the SLM Student Loan Trust 2004-2 and the SLM Student Loan Trust 2004-3 did not issue Certificates.

Item 7. Other Related Events and Information.

        Nothing to report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Nothing to report.

PART III.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        At December 31, 2003, the Certificates held by the Registrant were registered in the name of CEDE and Co., as nominee of DTC. The books of DTC indicate that thirteen (13) different participant institutions are record owners of more than 5% of the Certificates.

DTC REGISTERED	DTC ID	Holder	Principal Amount	Percent
1996-1 Floating Rate Student Loan-Backed Certificates 795452AF8	902	JPMorgan Chase Bank C/O JP Morgan Investor Services 14201 Dallas Pkwy 12th Floor Mail Code 121 Dallas, TX 75254	$13,000,000.00	24.76%
	997	State Street Bank and Trust Co.* 1776 Heritage Dr. Global Corp Action Unit JAB 5NW No. Quincy, MA 02171	$6,800,000.00	12.95%
	2316	National City Bank 4100 West 150th St Cleveland, OH 44135	$25,000,000.00	47.62%

1996-2 Floating Rate Student Loan-Backed Certificates 78442GAC0	902	JPMorgan Chase Bank C/O JP Morgan Investor Services 14201 Dallas Pkwy 12th Floor Mail Code 121 Dallas, TX 75254	$25,499,000.00	48.08%
	954	Boston Safe Deposit and Trust Co.* 525 William Penn Place Suite 3418 Pittsburgh, PA 15259	$19,800,000.00	37.34%
	2027	Wells Fargo Bank Minnesota, N. A. C/O ADP Proxy Services 51 Mercedes Way Edgewood, NY 11717	$6,200,000.00	11.69%

1996-3 Floating Rate Student Loan-Backed Certificates 78442GAF3	50	Morgan Stanley & Co. Incorporated One Pierrepont Plaza 7th Floor Brooklyn, NY 11201	$10,222,500.00	19.38%
	902	JPMorgan Chase Bank C/O JP Morgan Investor Services 14201 Dallas Pkwy 12th Floor Mail Code 121 Dallas, TX 75254	$2,775,000.00	5.26%
	2316	National City Bank 4100 West 150th St Cleveland, OH 44135	$17,000,000.00	32.23%

	2027	Wells Fargo Bank Minnesota, N. A. C/O ADP Proxy Services 51 Mercedes Way Edgewood, NY 11717	$8,000,000.00	15.17%
	954	Boston Safe Deposit and Trust Co.* 525 William Penn Place Suite 3418 Pittsburgh, PA 15259	$12,150,000.00	23.03%

1996-4 Floating Rate Student Loan-Backed Certificates 78442GAJ5	954	Boston Safe Deposit and Trust Co.* 525 William Penn Place Suite 3631 Pittsburgh, PA 15259	$8,000,000.00	15.18%
	2379	The Bank of New York/JPMorgan PPB One Wall Street New York, NY 10286	$15,300,000.00	29.03%
	50	Morgan Stanley & Co. Incorporated One Pierrepont Plaza 7th Floor Brooklyn, NY 11201	$4,873,000.00	9.25%
	2162	Bank of New York/Kore One Wall Street New York, NY 10286	$3,000,000.00	5.69%
	902	JPMorgan Chase Bank C/O JP Morgan Investor Services 14201 Dallas Pkwy 12th Floor Mail Code 121 Dallas, TX 75254	$10,000,000.00	18.98%
	997	State Street Bank and Trust Co.* 1776 Heritage Dr. Global Corp Action Unit JAB 5NW No. Quincy, MA 02171	$7,430,000.00	14.10%

1997-1 Floating Rate Student Loan-Backed Certificates 78442GAM8	2379	Bank of New York/JP Morgan 1 Wall Street New York, NY 10286	$13,000,000.00	18.11%
	954	Boston Safe Deposit and Trust Co.* 525 William Penn Place Suite 3418 Pittsburgh, PA 15259	$26,000,000.00	36.21%
	274	Citigroup Global Markets Inc./Salomon Bros. 333 W 34th Street 3rd Floor New York, NY 10001	$8,800,000.00	12.26%

	902	JPMorgan Chase Bank C/O JP Morgan Investor Services 14201 Dallas Pkwy 12th Floor Mail Code 121 Dallas, TX 75254	$22,000,000.00	30.64%

1997-2 Floating Rate Student Loan-Backed Certificates 78442GAQ9	2379	Bank of New York/JP Morgan 1 Wall Street New York, NY 10286	$20,000,000.00	22.87%
	903	Deutsche Bank Trust Company America 648 Grassmere park Road Nashville, TN 37211	$30,000,000.00	34.31%
	384	BNY Clearing International Services Division One Pershing Plaza Jersey City, NJ 07399	$10,000,000.00	11.44%
	902	JPMorgan Chase Bank C/O JP Morgan Investor Services 14201 Dallas Pkwy 12th Floor Mail Code 121 Dallas, TX 75254	$15,605,000.00	17.84%
	2027	Wells Fargo Bank Minnesota N. A. c/o ADP Proxy Services Edgewood, NY 11717	$5,000,000.00	5.72%

1997-3 Floating Rate Student Loan-Backed Certificates 78442GAT3	2379	Bank of New York/JP Morgan 1 Wall Street New York, NY 10286	$48,650,000.00	53.97%
	384	BNY Clearing International Services Division One Pershing Plaza Jersey City, NJ 07399	$12,150,000.00	13.48%
	903	Deutsche Bank Trust Company America 648 Grassmere park Road Nashville, TN 37211	$12,200,000.00	13.53%
	997	State Street Bank and Trust Co.* 1776 Heritage Dr. Global Corp Action Unit JAB 5NW No. Quincy, MA 02171	$5,000,000.00	5.55%
	954	Boston Safe Deposit and Trust Co.* 525 William Penn Place Suite 3418 Pittsburgh, PA 15259	$12,150,000.00	13.48%

1997-4 Floating Rate Student Loan-Backed Certificates 78442GAW6	2379	Bank of New York/JP Morgan 1 Wall Street New York, NY 10286	$89,900,000.00	100.00%

1998-1 Floating Rate Student Loan-Backed Certificates 78442GAZ9	2379	Bank of New York/JP Morgan 1 Wall Street New York, NY 10286	$81,550,000.00	76.54%
	2027	Wells Fargo Bank Minnesota N. A. c/o ADP Proxy Services Edgewood, NY 11717	$8,600,000.00	8.07%
	954	Boston Safe Deposit and Trust Co.* 525 William Penn Place Suite 3418 Pittsburgh, PA 15259	$5,650,000.00	5.30%
	997	State Street Bank and Trust Co.* 1776 Heritage Dr. Global Corp Action Unit JAB 5NW No. Quincy, MA 02171	$6,000,000.00	5.63%

1998-2 Floating Rate Student Loan-Backed Certificates 78442GBC9	2379	Bank of New York/JP Morgan 1 Wall Street New York, NY 10286	$90,750,000.00	85.82%
	384	BNY Clearing International Services Division One Pershing Plaza Jersey City, NJ 07399	$10,000,000.00	9.46%

1999-1 Floating Rate Student Loan-Backed Certificates 78442GBH8	903	Deutsche Bank Trust Company America 648 Grassmere park Road Nashville, TN 37211	$36,060,000.00	100.00%

1999-2 Floating Rate Student Loan-Backed Certificates 78442GBN5	903	Deutsche Bank Trust Company America 648 Grassmere park Road Nashville, TN 37211	$36,000,000.00	100.00%

1999-3 Floating Rate Student Loan-Backed Certificates 78442GBR6	901	The Bank of New York One Wall Street New York, NY 10286	$42,300,000.00	58.51%

	997	State Street Bank and Trust Co.* 1776 Heritage Dr. Global Corp Action Unit JAB 5NW No. Quincy, MA 02171	$6,000,000.00	8.30%
	2027	Wells Fargo Bank Minnesota N. A. c/o ADP Proxy Services Edgewood, NY 11717	$15,000,000.00	20.75%
	954	Boston Safe Deposit and Trust Co.* 525 William Penn Place Suite 3418 Pittsburgh, PA 15259	$6,000,000.00	8.30%

2000-1 Floating Rate Student Loan-Backed Certificates 78442GBW5	903	Deutsche Bank Trust Company America 648 Grassmere park Road Nashville, TN 37211	$40,000,000.00	55.78%
	384	BNY Clearing International Services Division One Pershing Plaza Jersey City, NJ 07399	$10,000,000.00	13.95%
	5	Goldman Sachs & Co. 180 Maiden Lane New York, NY 10038	$15,210,000.00	21.21%
	902	JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Pkwy 12th Floor Mail Code 121 Dallas, TX 75254	$6,500,000.00	9.06%

2000-2 Floating Rate Student Loan-Backed Certificates 78442GCB0	903	Deutsche Bank Trust Company America 648 Grassmere park Road Nashville, TN 37211	$31,290,000.00	43.28%
	384	BNY Clearing International Services Division One Pershing Plaza Jersey City, NJ 07399	$10,000,000.00	13.83%
	5	Goldman Sachs & Co. 180 Maiden Lane New York, NY 10038	$10,000,000.00	13.83%
	902	JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Pkwy 12th Floor Mail Code 121 Dallas, TX 75254	$21,000,000.00	29.05%

2000-3 Floating Rate Student Loan-Backed Certificates 78442GCF1	903	Deutsche Bank Trust Company America 648 Grassmere park Road Nashville, TN 37211	$74,750,000.00	83.29%
	384	BNY Clearing International Services Division One Pershing Plaza Jersey City, NJ 07399	$15,000,000.00	16.71%

*
Participants who use ADP as their proxy contact

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

        (b)    Reports on Form 8-K.    We filed twenty-one (21) Current Reports on Form 8-K with the Commission during the period covered by this report. They are:

  •
  On January 2, 2003 in connection with the December 15, 2002 Quarterly Distribution Report;

  •
  On February 6, 2003 in connection with the closing of SLM Student Loan Trust 2003-1;

  •
  On February 6, 2003 in connection with the January 25, 2003 Quarterly Distribution Report;

  •
  On March 7, 2003 in connection with the closing of SLM Student Loan Trust 2003-2;

  •
  On March 24, 2003 in connection with the March 15, 2003 Quarterly Distribution Report;

  •
  On April 1, 2003 in connection with the closing of SLM Student Loan Trust 2003-3;

  •
  On April 24, 2003 in connection with the closing of SLM Student Loan Trust 2003-4;

  •
  On May 1, 2003 in connection with the April 25, 2003 Quarterly Distribution Report;

  •
  On May 22, 2003 in connection with the closing of SLM Student Loan Trust 2003-5;

  •
  On June 11, 2003 in connection with the closing of SLM Student Loan Trust 2003-6;

  •
  On June 24, 2003 in connection with the June 15, 2003 Quarterly Distribution Report;

  •
  On July 29, 2003 in connection with the closing of SLM Student Loan Trust 2003-7;

  •
  On June 31, 2003 in connection with the June 25, 2003 Quarterly Distribution Report;

  •
  On August 12, 2003 in connection with the closing of SLM Student Loan Trust 2003-8;

  •
  On September 4, 2003 in connection with the closing of SLM Student Loan Trust 2003-9;

  •
  On September 26, 2003 in connection with the September 15, 2003 Quarterly Distribution Report;

  •
  On November 4, 2003 in connection with the October 25, 2003 Quarterly Distribution Report;

  •
  On November 5, 2003 in connection with the closing of SLM Student Loan Trust 2003-11;

  •
  On December 3, 2003 in connection with the closing of SLM Student Loan Trust 2003-12;

  •
  On December 17, 2003 in connection with the closing of SLM Student Loan Trust 2003-14; and

  •
  On December 23, 2003 in connection with the December 15, 2003 Quarterly Distribution Report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: March 30, 2003	SLM FUNDING LLC
	By:	/s/ JOHN F. REMONDI Name: John F. Remondi Title: President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ JOHN F. REMONDI John F. Remondi	President (Principal Executive Officer) and Manager	March 30, 2003
/s/ C.E. ANDREWS C. E. Andrews	Chief Financial Officer (Principal Financial Officer) and Manager	March 30, 2003
/s/ TIMOTHY FITZPATRICK Timothy Fitzpatrick	Manager	March 30, 2003
Victor A. Duva	Independent Manager	March 30, 2003
Kennith J. Uva	Independent Manager	March 30, 2003

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

Date: March 30, 2003

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

Date: March 30, 2003

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